Form 10KSB
period 1996-06-30
NEUROTECH CORP
filed 1997-06-11
CIK 758953

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                     For the fiscal year ended June 30, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (No Fee Required)

                 For the transition period from ______ to ______


                         Commission file number 0-15179


                              NEUROTECH CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          DELAWARE                                         06-1100063
    -----------------------                            -------------------
    (State of incorporation                              (I.R.S. Employer
        or organization)                               Identification No.)


 45 ORCHARD STREET, MANHASSET,  NEW YORK                      11030
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)

                   Issuer's telephone number: (516) 869-7960
                                              --------------

      Securities registered under Section 12(b) of the Exchange Act: NONE
                                                                     ----

                      Securities registered under Section
                12(g) of the Exchange Act: Common Stock, par value $0.01
                                           -----------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes ( ) No (X)
                                 ---    ---

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     Issuer's revenues for its fiscal year ended June 30, 1996 were $ 610,892.

     The aggregate market value of the voting stock held by non-affiliates approximated $1,400,000 as of June 30, 1996, computed by reference to the average of the bid and asked prices for such stock as reported by the National Quotation Bureau.

     24,155,747 shares of issuer's common stock were outstanding at June 30, 1996.

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Neurotech Corporation ("the Company") was incorporated on September 13, 1983 under the laws of the State of Delaware as Bellevue Medical Corporation and changed its name to Neurotech Corporation on October 9, 1984.

     Historically, the Company has been engaged in the assembly, marketing and sales of proprietary non-invasive medical research instruments and custom delay lines. Descriptions of the historic businesses are set forth below, under the captions "Visual Electrophysiology Instruments" and "Custom Delay Lines". Such businesses have been discontinued.

     On June 28, 1994, the Company consummated a stock purchase agreement (the "Agreement") with Global Investment Fund, Ltd. ("Global"), a Hong Kong corporation. Under the Agreement, the Company issued 9,754,374 shares of its common stock to Global, and Global caused Safety and Technology Group, Ltd. ("STG"), a Hong Kong Corporation and a subsidiary of of Global, to assign to the Company STG's the world wide distribution rights to non-ozone depleting flammable refrigerant products (the "Refrigerant Products"), and certain of STG's rights under an agreement relating to STG's sale to an unaffiliated distributor together with an advance sale deposit of $320,000. The advance sale deposit of $320,000 for the initial order was being held by STG for the benefit of the Company. These monies were used for completion of the initial order, sales and marketing expenses and expenses incurred in obtaining the approval of the United States Environmental Protection Agency (the "EPA") to market the Refrigerant Products in the United States. In March , 1996, the EPA notified the Company that its Refrigerant Product "ES12R" had been officially listed under the EPA's "SNAP" Program (Significant New Alternative Program for Refrigerants) and that ES12R was permitted to be sold in the United States for use in small appliances. The Company thereafter incorporated Safe Air Technologies, Inc. as a wholly owned subsidiary to market ES12R.

     As a result of the stock purchase agreement, Global was then the owner of approximately 50% of the Company's outstanding shares. (See Note 1 to Financial Statements.)

Refrigerant Products

     In the 1970's, it was determined that chloroflurocarbons (CFCs) contributed to the destruction of the earth's ozone layer. After the discovery of the hole in the ozone over Antarctica, an international agreement provided that after December 31, 1995 CFC would no longer be manufactured. Because of the above, replacement coolants have been developed. One, manufactured by E.I. DuPont, ICI, Allied and others worldwide is hydroflurocarbon (HFC), called HFC-134. One of the other replacement coolants is hydrocarbon in the form of various combinations of propane and isobutane blends that are flammable. However, the Company's management believes that manufacturers outside of the United States will primarily utilize these hydrocarbons because its effect on global-warning is minimal and it is more efficient. STG , the supplier of the hydrocarbon gas refrigerant the being distributed by the Company, has received approval from the EPA to sell its Refrigerant Product for use in the United States (See above.) The Company thereafter incorporated Safe Air Technologies, Inc. as a wholly owned subsidiary to market ES12R. However, the Company has not had the funds necessary to aggressively Market Refrigerant Products and there can be no assurance that the Company will obtain the funds necessary to market ES12R, or even if funds are obtained, that the Company will be successful in marketing ES12R.

     Proposed Marketing - Refrigerants are used on a worldwide basis by manufacturers of air conditioners and refrigerators, as well as to the repair and replacement markets. If the Company obtains funds, of which there is no assurance, the Company's Management will seek to sell refrigerant products through established distribution networks throughout the world (subject to EPA approval in the United States and regulatory approvals where required elsewhere) and direct, or through representatives to manufacturers of air conditioning & refrigeration equipment.

     Competition - The worldwide market for non-ozone depleting refrigerants is believed to be very large, and as a result, there are many large multinational companies such as E.I. Dupont, ICI, Allied, Siemens, etc., as well as many medium and small companies marketing these products. Because of the many competitors, many of whom are established and well financed, there can be no assurances that the Company will be successful in marketing refrigerants on a profitable basis. In addition, the Company may fulfill certain orders that it may receive through subcontractors using specific formulations. This, in turn, could also effect competitiveness.

     Product Liability - Neurotech Corporation does not have any product liability insurance for the refrigerant products.

     Future sales of Refrigerant Products are dependent upon the Company's ability to obtain financing for manufacturing and marketing. There can be no assurance that the Company will obtain such financing.

Global Health Enterprises, Inc.

     On May 30, 1996, the Company acquired all of the outstanding shares of Global Health Enterprises Inc. ("GHE") in exchange for 1,000,000 shares of the Company's common shares. Global is the sole shareholder of Health Systems Home Care, Inc. ("Health") Simultaneously, and as part of the overall transaction:

     1. GHE acquired substantially all of the assets and liabilities of Mary E Dickerson Hospital Group, Ltd. a partnership (the "Partnership") d/b/a/ "Mary E Dickerson Memorial Hospital" (the "Hospital"). The Hospital is a 49 bed general acute care hospital located in Jasper, Texas. Health is a licensed home health care agency that provides in home health care services, workers and supplies.

     2. GHE paid the Bank of America $515,000 and assumed indebtedness of $1,685,000. The Company guaranteed the repayment of: (i) two promissory term notes issued by GHE to Bank of America, collateralized by the land and buildings of the Hospital, totaling $1,685,000; (ii) $500,000 to D.V.I Financial Services Inc. ("DIVF") which amount was advanced to GHE and collateralized by equipment, and (iii) $566,048 to D.V.I. Business Credit Corporation ("DVIBC")which amount is secured by the accounts receivable of GHE and Health. Further, as additional security for the repayment of the loans from DVIBC, the Company pledged all of its shares in GHE to DIVBC. As at March 31, 1997 GHE was in default to the Bank of America in the amount of $113,516.87. As at April 30, 1997 was current in its obligations to DVIBC. See Note 2 to the Financial Statements.

     As at March 31, 1997, the Hospital is in default in the payment of real estate taxes in the sum of $76,100.64 plus penalties and interest.

     GHE is attempting to re-finance its entire indebtedness to Bank of America and DVI and to raise additional capital. However there can be no assurance that such financing or capital will be available, or even if available that it will be on more favorable repayment and other terms than the current indebtedness. See "Management's Discussion and Analysis of Financial Condition."

     On June 6, 1996, the "Mary E. Dickerson Memorial Hospital" was renamed "Lakes Regional Medical Center."

Visual Electrophysiological Instruments

     The Company, through Neuroscientific Corporation, a wholly owned subsidiary, assembled, marketed and sold non-invasive proprietary instrument systems for research use only, in the neurology, ophthalmology and optometry fields. These computer-controlled devices were marketed under the trademarks VENUS(TM) and ENFANT(TM) diagnostic devices (the "Devices".) The Devices produce certain visual images on high resolution monitors in both monochrome and color. Responses by monitored observers of these images, are amplified and analyzed by menu-driven software. The Devices were not approved for general use by the United States Food And Drug Administration and therefore only research institutions could utilize the Devices for research purposes only. The Company began marketing it's ENFANT(TM) device in October 1991. The Company discontinued this line of business in August, 1996 due to lack sales and lack of funds.

Custom Delay Lines

     The Company's Control Electronics division assembled, marketed & sold proprietary custom electronic components, primarily "delay lines", used principally in radar & sonar systems sold in the military & industrial marketplace. Delay lines, which precisely delay electronic signals, are used as components of signal processing systems, or as time measurement devices. The Company's models include dispersive, variable and precision audio delay lines. These units are temperature stable & vibration resistant built to individual customer specifications. Control Electronics, or its predecessors, have been actively engaged in the manufacture of delay lines for more than 30 years. Due to a decline in government defense spending, and lack of funds, the Company discontinued the delay line business in August, 1996.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns the land and buildings on which the Hospital operates. The Hospital consists of one main building of approximately 29,400 square feet and nine clinic and annex buildings totaling approximately 12,300 square feet, a helipad and parking lots located on approximately 8.45 acres in Jasper, Texas.

     The Company presently leases office space at 45 Orchard Street, Manhasset, New York from an affiliate of members of the Board of Directors on a month to month basis. The Company occupies approximately 1,000 square feet and pays a monthly rent of $ 1,000.

ITEM 3. LEGAL PROCEEDINGS

     In July, 1996, an action was instituted in the Court of Chancery of The State of Delaware by a shareholder against the Company and the individual members of the Board of Directors of the Company. The action seeks the following relief: (i) to cancel 3,547,000 Common Shares allegedly issued by the Company without consideration; (ii) for damages to the Company in an undetermined amount for the fraudulent issuance of the Company's Stock; (iii) for damages in an undetermined amount for breaches of loyalty and usurping of the Company's contract rights and business opportunities; and (iv) for an accounting of the Company's financial condition. In addition and in connection with the action, a Motion was filed by the shareholder to have a Receiver appointed by the Court to operate the Company. Since the filing of such Motion, as at April 30, 1997, no action has been taken by the shareholder to proceed to a formal hearing on the Motion. The Company and the Directors have interposed an Answer to the action denying all claims. Management believes that the action is without merit and that the shareholder's Motion will be denied.

     On November 18, 1996, an Arbitration Award was made against the Company in the sum of $75,000 in favor of an Harry A. Brennan. The Award was based upon the value of Mr. Brennan's services in assisting the Company in connection with the acquisition of GHE

     In October 1996, an action was instituted against the Company by the a former landlord seeking approximately $31,000 for unpaid rent. The Company is attempting to settle the action.

     The Company has been formally advised by the Staff of the Securities and Exchange Commission that the Company is deficient in filing the following Reports under the Securities Exchange Act of 1934: 10-QSBs for the quarters ended September 30, 1996; December 31, 1996 and March 31, 1997; The Company expects to become current in its filings in the near future. The Staff has advised that it is considering recommending to the Commission that it institute enforcement actions, which could include civil penalties, against the Company for violations of Section 13(a) of the Exchange Act of 1934.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fiscal year 1996 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since March 7, 1991, the Company's common stock has been quoted on the of the NASD OTC Bulletin Board.

     The following information furnished by the National Quotation Bureau, for each quarter during fiscal 1996 and 1995 reports the high and low bid quotations. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                  First Quarter Second Quarter   Third Quarter   Fourth Quarter
                  High    Low    High    Low      High    Low     High   Low
                  ----- ------  ------ -------   ------  ------  ------ -------

Fiscal 1995 ..... $.15   $.03    $.16    $.04     $.14   $.05    $.07   $.01

Fiscal 1996 ..... $.20   $.04    $.3125  $.125    $.15   $.0625  $.15   $.07

Fiscal 1997 ..... $.15   $.07

     On May 21, 1997 the bid price for the Company's Common Shares was $.16.

     (b) As of May 15, 1997, there were 768 holders of record of common stock of the Company.

     (c) The Company has not paid any cash dividends since its inception. For the foreseeable future, it is anticipated that any earnings which may be generated from operations of the Company will be retained for use in the Company's business, and that cash dividends will not be paid to stockholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revision to these forward-looking statements that may be made to reflect future events or circumstances.

Fiscal Year ended June 30, 1996 Compared to Fiscal Year ended June 30, 1995.

     1996 was a year of change for the Company, as the Company, in June, 1996 acquired Global Health Enterprises, Inc. ("Global") in exchange for 1,000,000 shares of the Company's common stock. Global owns and operates a hospital, Lakes Regional Medical Center (Lakes), in Jasper, Texas, and through it's wholly owned subsidiary, Health System Home Care, Inc., also operates a home health agency affiliated with the hospital. In August, 1996 the Company abandoned its previous core businesses, manufacturing intracranial pressure monitoring systems, custom delay lines and visual systems and distribution of non-ozone depleting refrigerant products.

     The Company reported a net loss of $376,427 for the year ended June 30, 1996("fiscal 96") as compared to a net loss of $508,149 for the year ended June 30, 1995("fiscal 95")

     In comparing the results of operations for the two periods, losses from discontinued operations fiscal 1996 and fiscal 1995 were $166,263 and $508,149 respectively.

     The results of operations for fiscal 96 include Global operating results for the month of June, 1996 only. The Consolidated operating results of Global for the month of June was a net loss of $29,344. The remaining net loss from operations of $180,820 was made up of general and administrative expenses related primarily to restructuring the Company.

     The Company has chosen to concentrate its future efforts to expanding its medical related businesses and its future profitability depends on its success in doing so.

Capital Resources

     The Company's subsidiary Global has a line of credit, at prime plus 4%, with a maximum borrowing amount of $750,000 with DVI Business Credit Corporation. This line of credit is secured by Global's accounts receivable, and the amount of funds that can be drawn is based on Global's current accounts receivable balance. This line of credit provides Global with its operating capital and Global's continuing operations depend on continued patient volumes which generate adequate accounts receivable. Global maintains this line of credit at the maximum amount of credit available.

     In connection with the acquisition of Lakes, Global borrowed $500,000 from DVI

Financial Services, Inc. which sum is secured by Lakes' equipment. The loan is re-payable in sixty installments of $11,586, at 13.8%. Global is current on this indebtedness.

     Global also in connection with the acquisition of Lakes assumed $1,685,000 in debt to the Bank of America. This credit extension was and the terms of this credit agreement have numerous negative covenants, of which Global is currently in default of several of the covenants. Bank of America has not called the loan, as the Company is attempting to restructure this debt. The Company's future viability depends on its ability to do so.

Liquidity

     Cash used by operations for fiscal 96 was $209,290. This was a net use of cash primarily because of the costs and expenses at restructuring the Company.

     Global obtained net cash of $491,630 from financing related to the acquisition of Lakes by Global.

     The Company does not have sufficient capital resources and the liquidity necessary to meet all of its current obligations, debt repayments, and commitments during the next twelve months. The Company is currently seeking to
(i) restructure its borrowing arrangements; (ii) find longer term financing from lending institutions or private parties; and/or (iii) raise capital through the sale of common shares. However, there can be no assurance that the Company will be able to accomplish restructuring, secure replacement or additional borrowing or sell any common shares. Accordingly, the Company's continued viability is not assured.

Fiscal Year ended June 30, 1995 compared to Fiscal Year ended June 30, 1994

     (a) The Company determined to discontinue its previous core businesses.

     (b) Effective June 1, 1996, the Company through the acquisition of a 49 bed acute care hospital and an affiliated home health care agency both located in Jasper, Texas, has commenced a new line of business,

     (c) Pursuant to a stock purchase agreement on June 28, 1994 is also in the business of distribution of non-ozone depleting flammable refrigerant products.

     Net sales from continuing operations resulted from the only sale to date of refrigerant products. Future sales of refrigerant products are dependent upon various factors and the ability of the Company to provide adequate financial resources for same. In that regard, the Company is actively seeking investors.

     Effective June 1, 1996, revenues from continuing operations will be provided through its health care operations. The subsidiary which owns the hospital is currently in default on certain obligations arising from the acquisitions. In addition, the Company does not presently have substantial working capital reserves. Future operations of the health care operations could be significantly impacted by this present lack of liquidity.

     Management is actively seeking to restructure its present financial obligations.

     Selling, general and administrative expenses are comprised of various one-time charges relating to the acquisition and start-up of the health care operations as well as certain developmental and marketing costs relating to the refrigerant products.

     Expenditures attributable to refrigerant products are minimal due to the Company's lack of financial resources. Effective June 1, 1996, selling, general and administrative expenses will consist of predominately the health care operations solely until such time as financial resources warrant otherwise.

     Effective August, 1996, operations and related cash flows from discontinued operations are expected to be minimal.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9. DIRECTORS AND OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT

         Name                                Position
         ----                                --------
         Bernard Artz                    Chairman of the Board and Director

         Steven A. Massey                Director

         Lawrence Artz                   Vice-President and  Director

         Jack Fishman                    Chief Accounting Officer and Director

         Joseph M. Cerra                 Director

     Bernard Artz, age 72, has been a director of the Company since 1994. From 1993 to the present, he has been a vice president and director of Travel Safety Corp. From 1994 to the present, he has been a director and vice president of Lundell Technologies, Inc., a public company. From 1994 to the present, he has been a director of Global Investment Fund Ltd., a Hong Kong corporation. From 1989 to 1992, he was president of Post Merchandising, Inc.

     Steven A. Massey, age 39, has been a director of the Company since 1994. From 1994 to the present, Mr. Massey has been a director and president of Lundell Technologies, Inc.

a public company. From 1993 to the present, Mr. Massey has been a director of Global Investment Fund, Ltd. From 1993 to the present, Mr. Massey has been a Vice President and director of Travel Safety Corp. Mr. Massey has been a certified financial planner since 1982.

     Lawrence Artz, age 45, has been an officer and director of the Company since 1994. From 1994 to the present, Mr. Artz has been a director and vice president of Lundell Technologies, Inc., a public company. From 1993 to the present, Mr. Artz has been director and vice president of Safety & Technology Group, Ltd. of Hong Kong, a manufacturer of non-ozone depleting refrigerants and childrens' safety products. From 1993 to the present, Mr. Artz has been a director of Global Investment Fund, Ltd. From 1991 to 1993, Mr. Artz has been a managing director of Starcomm, Ltd., a manufacturer of children's safety products. From 1987 to 1991, Mr. Artz was a managing director of Asia Industries.

     Joseph M. Cerra, age 44, has been a director of the Company since 1994. From 1994 to the present, Mr. Cerra has been secretary of Lundell Technologies, Inc., a public company. From 1991 to the present, he has been a manager of user services for Consolidated Edison of New York. From 1976 to 1991, he held various managerial and administrative positions with Consolidated Edison.

     Jack Fishman, age 67 has been a director and an officer of the Company since 1994. He is a Certified Public Accountant and has maintained an independent accounting practice for more than 20 years.

ITEM 10. EXECUTIVE COMPENSATION

Name                         Position         Salary         Bonus        Other
----                         --------         ------         -----        -----
Harold Goldstein(1)          President      $ 66,000          -0 -         -0-

All Officers and Directors
as a Group (6 persons)                       $66,000          -0-          -0-
---------
(1) Mr. Goldstein is no longer employed by the Company

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                No. of Shares of Common
Name                            Stock Beneficially Owned    Percent of Class (2)
----                            ------------------------    --------------------
Global Investment Fund, Inc.(1)       9,754,374                    42.3%

Bernard Artz(1)                        -0-(1)

Steven A. Massey(1)                    -0-(1)

Lawrence M. Artz(1)                    -0-(1)

Joseph M. _Cerra_                       225,000                     0.01%

Jack Fishman                             45,000                     0.002%

Directors and Officers as            10,024,374                    43.4%
a Group

---------

(1) Bernard Artz, Steven A. Massey and Lawrence M. Artz each own one third of the outstanding shares of Global Investment Fund, Ltd.

(2)  Based upon 23,055,748 shares outstanding as at January 30, 1997

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         None.

ITEM 13.  EXHIBITS

 Exhibit Number   Title                                                Page No.
 --------------   -----                                                --------
 3.1              Articles of Incorporation                              *
 3.2              By-Laws                                                *
 4.0              Specimen Certificate of Common Stock                   *
 4.1              Company's Stock Option Plan                            *
 10.3             Consent and Assumption Agreement                         35**
 10.4             Secured Renewal and Extension Promissory Note            80**
 10.5             Modification Renewal and Extension Agreement             85**
 10.6             Covenant Not to Sue                                     130**
 10.7             Credit Agreement                                        134**
 10.8             $1,500,000.00 Promissory Note                           196**
 10.9             $185,000 Promissory Note                                200**
 10.10            Deed of Trust, Security Agreement and
                  Financing Statement                                     210**
 10.11            Assignment of Rents and Leases                          233**
 10.12            Commercial Security Agreement                           242**
 10.13            Assignment of Deposit Accounts and
                    Security Agreement                                    260**

 10.14            Guaranty Agreement                                      269**
 10.15            Indemnity Agreement                                     279**
 10.16            Corporate Certificate                                   289**
 10.17            Asset Purchase Agreement                                299**
 10.18            Special Warranty Deed with Assumption                   316**
 10.19            Bill of Sale and Assignment - Jasper Associates         323**
 10.20            Assignment of and Assumption of Lease                   325**
 10.21            Bill of Sale and Assignment -
                     Mary E. Dickerson Hospital Group, Ltd.               327**
 10.22            Loan and Security Agreement                             333**

----------
* Incorporated by reference from the Company's Registration Statement on Form S-18, filed with the Commission on December 18, 1985.

** Previously filed with Form 8-K of May 31, 1997

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of May 1997.

                                   NEUROTECH CORPORATION

                                   By: /s/
                                      -----------------------------------
                                       Bernard Artz, Chairman of the Board

                                       /s/
                                      -----------------------------------
                                       Jack Fishman, Chief Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/                                                       May 23, 1997
--------------------------                                 ---------------------
Steven A. Massey, Director                                 Date

 /s/                                                       May 23, 1997
--------------------------                                 ---------------------
Bernard Artz, Director                                     Date

 /s/                                                       May 23, 1997
--------------------------                                 ---------------------
Lawrence M. Artz, Director                                 Date

 /s/                                                       May 23, 1997
--------------------------                                 ---------------------
Jack Fishman, Director                                     Date

 /s/                                                       May 23, 1997
--------------------------                                 ---------------------
Joseph M. Cerra, Director                                  Date

ITEM 7. CONSOLIDATED FINANCIAL REPORT

                              NEUROTECH CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                  JUNE 30, 1996

                                    CONTENTS

                                                                         Page

Independent Auditor's Reports.............................................1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet...........................................3

     Consolidated Statements of Operations................................5

     Consolidated Statements of Changes

         in Stockholders' Equity (Deficit)................................6

     Consolidated Statements of Cash Flows................................7

     Notes to Consolidated Financial Statements...........................9

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Neurotech Corporation
Manhasset, New York

We have audited the accompanying consolidated balance sheet of Neurotech Corporation and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neurotech Corporation and Subsidiaries at June 30, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, a subsidiary, Global Health Enterprises, Inc. is currently in default on certain loan and property tax payment agreements. Additionally, the Company has experienced recurring operating losses and liabilities exceeded assets at June 30, 1996. The above items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 13, 1997

                          Independent Auditor's Report

To the Board of Directors
Neurotech Corporation
Manhasset, New York

I have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Neurotech Corporation and Subsidiary for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Neurotech Corporation and Subsidiary for the year ended June 30, 1995, in conformity with generally accepted accounting principles.



Joel Ratzker, C.P.A., P.C.

Melville, NY
August 7, 1996

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996

                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                        $  277,339
    Patient accounts receivable, net of estimated
         uncollectibles of $592,363                                   1,124,059
    Estimated third-party payer settlements
         Medicare                                                        19,477
    Accounts receivable - other                                          21,125
    Inventory and supplies                                              357,848
                                                                     ----------

             Total current assets                                     1,799,848

PROPERTY AND EQUIPMENT                                                2,150,004

OTHER ASSETS                                                             17,430
                                                                     ----------


TOTAL ASSETS                                                         $3,967,282
                                                                     ==========



The Notes to Consolidated Financial Statements are an integral part of this statement.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Note payable                                                    $  514,692
    Current maturities of long-term debt                             1,843,606
    Current maturities of capital lease obligations                     32,219
    Accounts payable                                                   489,712
    Accounts payable - related party                                    80,711
    Accrued expenses                                                   584,599
                                                                     ---------

             Total current liabilities                               3,545,539

LONG-TERM DEBT                                                         553,435

CAPITAL LEASE OBLIGATIONS                                               45,307

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, par value $0.01 per share;
         40,000,000 shares authorized;
         24,155,748 shares outstanding                                 241,558
    Additional paid-in capital                                       4,136,256
    Retained (deficit)                                             ( 4,404,813)
                                                                    ----------

                                                                   (    26,999)
    Less 100,000 shares of treasury stock, at cost                 (   150,000)
                                                                    ----------

             Total stockholders' equity (deficit)                  (   176,999)
                                                                    ----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)                                  $3,967,282
                                                                    ==========



The Notes to Consolidated Financial Statements are an integral part of this statement.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1996 AND 1995


                                                   1996              1995
                                                ----------        ----------

NET PATIENT SERVICE REVENUES                    $  610,892        $     --
                                                ----------        ----------

NET GAS SALES                                         --             320,000
    Cost of gas sales                                 --             164,102
                                                ----------        ----------

             Gross profit                          610,892           155,898

EXPENSES
    Salaries and benefits                          375,050              --
    Medical supplies and drugs                     107,813              --
    Administrative                                 256,811           229,963
    Equipment rental                                10,218              --
    Contract services                               24,467              --
    Provision for bad debts                          5,448              --
    Depreciation and amortization                   17,054              --
                                                ----------        ----------

             Total expenses                        796,861           229,963
                                                ----------        ----------

             Operating income (loss)              (185,969)        (  74,065)

OTHER INCOME (EXPENSE)
    Miscellaneous income                             2,816              --
    Interest expense                              ( 27,011)             --
                                                ----------        ----------

    Loss from continuing operations               (210,164)          (74,065)

LOSS FROM DISCONTINUED OPERATIONS                 (166,263)         (434,354)
                                                ----------        ----------

             Net loss                           ($ 376,427)       ($ 508,419)
                                                ----------        ----------

Loss per share from continuing operations       ($     .01)       ($     .01)

Loss per share from discontinued operations     (      .01)       (      .02)
                                                ----------        ----------

             Net loss per share                 ($     .02)       ($     .03)
                                                ----------        ----------

Weighted average number
    of common shares outstanding                20,788,970        19,508,748
                                                ==========        ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JUNE 30, 1996 AND 1995


                                              Additional
                               Common           Paid-in           Retained         Treasury
                                Stock           Capital            Deficit           Stock          Total
                              --------        ----------         ----------        --------        --------

Balance,
    July 1, 1994              $196,088        $4,004,376        ($3,519,967)      ($150,000)       $530,497

    Net loss                    --                --            (   508,419)        --            ( 508,419)
                              --------        ----------         ----------        --------        --------

Balance,
    June 30, 1995              196,088         4,004,376        ( 4,028,386)      ( 150,000)         22,078

    Net loss                    --                --            (   376,427)        --            ( 376,427)

    Issuance
         of stock               45,470           131,880             --              --             177,350
                              --------        ----------         ----------        --------        --------

Balance,
    June 30, 1996             $241,558        $4,136,256        ($4,404,813)      ($150,000)      ($176,999)
                              ========        ==========         ==========        ========        ========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1996 AND 1995

                                                            1996         1995
                                                          --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                    ($376,427)   ($508,419)

    Adjustments to reconcile net income (loss) to net cash used in operating activities:

      Depreciation and amortization                         17,054         --
      Issuance of stock for services                       177,350         --
      Increase in accounts receivable                      (51,266)        --
      Increase in inventory and supplies                   (43,763)        --
      Decrease in other assets                             126,116         --
      Increase (decrease) in accounts
         payable and accrued expenses                      (58,354)      53,904
      Discontinued operations                                 --        454,515
                                                          --------     --------

         Net cash used in operating activities            (209,290)        --


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                      (5,001)        --
                                                          --------     --------

         Net cash used in investing activities              (5,001)        --


CASH FLOWS FROM FINANCING ACTIVITIES
    Net short-term borrowings                              514,692         --
    Payments on note payable
         and capital lease obligations                    (523,062)        --
    Advance on note payable                                500,000         --
                                                          --------     --------

         Net cash provided by financing activities         491,630         --


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1996 AND 1995


                                                           1996         1995
                                                         --------     -------

Net increase in cash and cash equivalents                $277,339     $   --

Cash and cash equivalents, beginning of year                 --           --
                                                         --------     -------

Cash and cash equivalents, end of year                   $277,339     $   --
                                                         ========     ========


SUPPLEMENTAL DISCLOSURES
    OF CASH FLOW INFORMATION
         Interest paid                                   $  1,421     $   --
                                                         ========     ========

NONCASH INVESTING
    AND FINANCING ACTIVITY

As more fully disclosed in Note 2, on June 1, 1996, the Company acquired the facilities and the operation of the Mary E. Dickerson Memorial Hospital in Jasper, Texas. In connection with the acquisition, the Company, through its subsidiary, Global Health Enterprises, Inc. assumed notes payable and acquired the facilities and most of the operating assets and liabilities of the hospital. The amounts reported above for change in operating assets and liabilities reflect the change after the June 1 acquisition date.



The Notes to Consolidated Financial Statements are an integral part of these statements.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTANT POLICIES

  ORGANIZATION

    Neurotech Corporation (the Company) was incorporated in Delaware on September 13, 1983, under the name "Bellevue Medical Corporation." On October 9, 1984, the Company changed its name to Neurotech Corporation.

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Neuroscientific Corporation and Global Health Enterprises, Inc. (Global), and Global's wholly-owned subsidiary Health Systems Home Care (Health). All significant intercompany balances and transactions have been eliminated upon consolidation. Global was acquired by the Company on June 1, 1996 (Note 2).

  NATURE OF OPERATIONS

    Effective June 1, 1996, Global acquired the real property and operating assets and liabilities of Mary E. Dickerson Memorial Hospital, a 49 bed acute care hospital in Jasper, Texas. The hospital is currently doing business as Lakes Regional Medical Center.

    In August 1996, the Company determined to discontinue its previous core business, manufacturing intracranial pressure monitoring systems, custom delay lines and visual systems.

    The operations of these previous core businesses are reported as discontinued operations in the accompanying financial statements. The accompanying 1995 statements have been reclassified accordingly.

    The distribution of non-ozone depleting refrigerant products was suspended indefinitely in 1995 until the Company can arrange financing to continue these operations.

  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

  CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company maintains cash and cash investments in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

    The Company grants credit without collateral to its patients most of whom are local residents and are insured under third-party payer agreements. The mix of receivables from patients and third-party payers at June 30, 1996, was as follows:

              Medicare                               46%
              Insurance companies                    26%
              Patients                               18%
              Medicaid                                7%
              Other                                   3%

  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that amounts which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  INVENTORY AND SUPPLIES

    Inventory and supplies are stated at lower of cost (first-in, first-out) or market.

  PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Outlays which do not enhance the value or increase the basic productive capacity of the assets are charged to costs and expenses as incurred. Depreciation is calculated on the straight-line method over the estimated useful lives of depreciable assets. The estimated useful lives of property and equipment are as follows:

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

  PROPERTY AND EQUIPMENT - CONTINUED

         Buildings and improvements                        5-40 years
         Equipment                                         5-10 years
         Equipment under capital lease                        5 years

  INCOME TAXES

    The Company is subject to federal and state taxes on income and accounts for such taxes pursuant to Statement of Financial Accounting Standards #109. Under such standard, deferred income taxes are calculated using a liability approach based on the book and tax basis differences of recorded asset and liability accounts as well as the effect of available tax loss and tax credit carryforwards. Valuation allowances are provided when the expected realization of tax assets does not meet a more likely than not criteria.

  NET PATIENT SERVICE REVENUES

    Net operating revenues consist primarily of net patient service revenues, which are based on the hospital's established billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. Payments under these third party payer programs are based on either predetermined rates or the costs of services. Settlements for retrospectively determined rates are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under these programs. These contractual allowances and discounts are deducted from accounts receivable in the accompanying balance sheets.

  NET LOSS PER COMMON SHARE

    Net loss per common share has been computed based on the weighted average number of shares outstanding during each period.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

  CONTINUING OPERATIONS

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses of approximately $4,400,000 from inception through June 30, 1996. Additionally, Global is currently in default on loan agreements totaling $1,685,000 plus accrued interest and an agreement to pay property taxes totaling approximately $90,000. The Company has guaranteed the loan agreement.

    Management's plans concerning these matters are to seek new business opportunities in the health care industry and to attempt to restructure or refinance the debt agreements.

NOTE 2.   BUSINESS ACQUISITION

    Effective June 1, 1996, the Company exchanged 1,000,000 shares of its common stock for all the outstanding common stock of Global. Effective June 1, 1996, Global acquired the real property and substantially all of the operating assets and liabilities of the Mary E. Dickerson Memorial Hospital, a 49 bed acute care hospital in Jasper, Texas. Previously, on January 1, 1996, Global had acquired all of the outstanding common stock of Health, a home health agency affiliated with Mary E. Dickerson Memorial Hospital in exchange for a $160,000 note from Global. The acquisition was accounted for as a purchase type business combination.

    The real property was acquired pursuant to a Consent and Assumption Agreement (Agreement) between Jasper Associates, a Texas limited partnership (Seller), Bank of American National Trust and Savings Association (Lender) and Global.

    Pursuant to the Agreement, Global paid Lender $515,000 and assumed debt totaling $1,685,000. In addition, Global deposited $115,500 into a collateral account and satisfied certain obligations and paid closing costs totaling $222,345.

    The debt assumed consists of a note totaling $1,500,000 bearing interest at a variable rate per annum equal to the lesser of the reference-based rate, as it varies or the maximum rate, if any as it varies. In the event of a default, interest will be calculated based upon a default rate. The note is payable plus accrued interest as follows:

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. BUSINESS ACQUISITION - CONTINUED

         December 31, 1996                                     $   50,000
         $6,250 payable each succeeding
           month for 47 months                                    293,750
         December 31, 2000                                      1,156,250
                                                               ----------

                                                               $1,500,000
                                                               ==========

    The debt assumed further consists of a non-interest bearing note for $185,000 payable as follows:

         December 31, 1996                                     $   15,000
         December 31, 1997                                         20,000
         December 31, 1998                                         20,000
         December 31, 1998                                         30,000
         December 31, 2000                                        100,000
                                                               ----------

                                                               $ 185,000
                                                               ==========

    The aforementioned notes are collateralized by the real property. In addition, these notes have been guaranteed by the Company. These notes are currently in default and have been classified as current liabilities in the accompanying balance sheet.

    Substantially all of the operating assets and liabilities of Mary E. Dickerson Memorial Hospital were acquired pursuant to a bill of sale between Mary E. Dickerson Hospital Group Ltd., the operator of Mary E. Dickerson Memorial Hospital and Global. Pursuant to the bill of sale, total assets and liabilities of the hospital, except for certain excluded assets and liabilities were acquired in exchange for Global forgiving certain lease obligations.

    Pursuant to a Loan and Security Agreement with Global, the operating assets were used as collateral with a finance company which advanced proceeds totaling $1,051,048. These proceeds were utilized as follows:

         Payment to lender                                       $  515,000
         Lender's escrow account                                    115,000
         Property tax in arrears                                    100,000
         Satisfaction of lien holder                                 25,000

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. BUSINESS ACQUISITION - CONTINUED

         Closing costs                                           $   97,845
         Working capital advance                                    198,203
                                                                 ----------

                                                                 $1,051,048
                                                                 ==========

    All obligations under the Loan and Security Agreement were guaranteed by the Company.

    The operations of Global are included in the accompanying statement of operations for the period from June 1 through June 30, 1996. Below are pro forma results of operations for the years ended June 30, 1996 and 1995, assuming the acquisition had taken place on July 1, 1994.

                                                   1996                1995
                                                ----------          ----------

         Total revenues                         $7,903,825          $7,325,229
         Net loss                                 (476,784)           (599,297)
         Earnings (loss) per share                   (0.02)              (0.02)


NOTE 3.   DISCONTINUED OPERATIONS

    In August 1996, the Company determined to discontinue, through abandonment, its previous core businesses, manufacturing intracranial pressure monitoring systems, custom delay lines and visual systems. The results of these operations are reported in the accompanying statements of operations as discontinued operations. The assets and liabilities related to these operations in the accompanying balance sheet at June 30, 1996 were:

         Cash                                                  $  11,983
         Accounts receivable                                      19,255
         Inventory                                                24,463
         Accounts payable and accrued expense                    209,986

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. PROPERTY AND EQUIPMENT

    A summary of property and equipment at June 30, 1996 follows:

         Land                                                        $   401,976
         Buildings and improvements                                    1,300,646
         Equipment                                                       269,160
         Equipment under capital lease obligations                       112,814
         Construction in progress                                        119,497
                                                                      ----------

                                                                       2,204,093

         Less accumulated depreciation                                    54,089
                                                                      ----------

                                                                      $2,150,004
                                                                      ==========

NOTE 5. NOTES PAYABLE

    A summary of notes payable at June 30, 1996 follows:

      Loan and Security Agreement, variable interest, 12.25% at
      June 30, 1996 secured by accounts receivable, interest paid monthly, revolving principal agreement, maximum of $750,000,
      minimum term two years                                          $  514,692
                                                                      ==========

NOTE 6. LONG-TERM DEBT

    A summary of long-term debt at June 30, 1996 follows:

      Note payable to bank, variable interest, 8.25% at June 30,
      1996, collateralized by real estate, due $50,000 principal plus interest monthly, commencing December 1996, currently
      in default                                                      $1,500,000

      Note payable to bank, no interest, due in various principal
      amounts to December 2000, currently in default                     185,000

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. LONG-TERM DEBT - CONTINUED

      Note payable, variable interest, 13.8% at June 30, 1996,
      collateralized by equipment, due $11,586 principal and
      interest monthly to May 2000                                     $ 500,000

      Notes payable, 8% interest, due in five annual principal
      payments commencing January 1997, unsecured, subordinated to
      bank debt.                                                         160,000

      Note payable, 10.25% interest, due $6,759 principal and
      interest monthly to February 1997, unsecured                        52,041
                                                                      ----------

                                                                       2,397,041
      Less current installments of long-term debt                      1,843,606
                                                                      ----------

                                                                      $  553,435
                                                                      ==========

   Amounts due under long-term debt for the next five years are as follows:

         1997                                                         $1,843,606
         1998                                                            117,544
         1999                                                            130,139
         2000                                                            273,752
         2001                                                             32,000
                                                                      ----------

                                                                 `    $2,397,041
                                                                      ==========

NOTE 7. CAPITAL LEASES

  A summary of capital leases at June 30, 1996 follows:

      Capital lease obligations, at varying rates of imputed
      interest from 10.0% to 16.5% collateralized by leased
      equipment with a depreciated cost of $63,752 at June 30,
      1996                                                            $   77,526

      Less current portion of capital lease obligations                   32,219
                                                                      ----------

                                                                      $   45,307
                                                                      ==========

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. CAPITAL LEASES - CONTINUED

    Scheduled payments on capital lease obligations to maturity are as follows:

         1997                                                        $ 40,435
         1998                                                          36,417
         1999                                                          12,920
                                                                     --------
                                                                       89,772
         Less amount representing interest
           on obligations under capital leases                         12,246
                                                                     --------
                                                                     $ 77,526
                                                                     ========

NOTE 8. CASH

    Cash includes $115,500 that is escrowed at Bank of America to pay interest that will accrue on the $1,500,000 note payable through December 28, 1996. This cash may not be used for any other purpose.

NOTE 9. FINANCIAL INSTRUMENTS

    Financial instruments of the Company include cash, accounts receivable, accounts payable and note payable. The carrying value of cash, accounts receivable and accounts payable approximates fair value because of the short maturities of those instruments. The fair value of note payable calculated using current interest rates for instruments with similar maturities, approximates its carrying value.

NOTE 10. COMMITMENTS AND CONTINGENCIES

    In September 1991, the Company entered into a building lease expiring in fiscal 1997. The lease requires minimum annual rentals of $43,200 in each of the years ending June 30, 1994, 1995 and 1996. In addition, the Company occupies an additional location on a month-to-month basis at an annual rate of $10,800.

    The Company is a party defendant in an action commenced October 1996 seeking approximately $31,000 in unpaid occupancy costs of their discontinued operations. Additional sums have accrued since inception of suit. The Company is seeking a settlement in this matter.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES - CONTINUED

    In June 1996, a stockholder of the Company filed a lawsuit against the Company, its directors and certain affiliates alleging that the stock issuances in February 1996 were issued without consideration, that the Defendants have breached their duty of loyalty and contract and took corporate opportunities for their own benefit and the Company has not provided an adequate accounting to its shareholders of its financial condition and certain other matters. The suit seeks a cancellation of all stock issued by the Company without consideration, an unspecified amount of damages including fees and costs and an accounting. In connection with the action, a motion was filed by the shareholder to have a Receiver appointed by the Court to operate the Company. The Company believes the suit to be frivolous and without merit and intends to vigorously defend the matter.

    In connection with the acquisition at the Mary E. Dickerson Memorial Hospital (MEDMH) (see Note 2), Global acquired substantially all of the operating assets and liabilities of MEDMH. A certain vendor asserts that it was owed approximately $180,000 by MEDMH and that this amount was assumed by Global. Management contends that this liability was not assumed by Global in the acquisition and further believes that it was not a valid liability of MEDMH.

NOTE 11. INCOME TAXES

    The provision for income taxes for the years ended June 30, 1996 and 1995 was computed as follows:

                                                           1996          1995
                                                         --------      --------
      Tax (benefit) at federal statutory rates          ($127,985)    ($172,862)
      Deferred tax valuation allowance                    127,985       172,862
                                                         --------      --------

                                                         $   --        $   --
                                                         ========      ========

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. INCOME TAXES - continued

    The components of the Company's deferred tax assets (liability) at June 30, 1996 were:

      Net operating loss carryforward                                $1,116,400
      Allowance for doubtful accounts                                   201,400
      Research and development
           credit carryforward                                           61,600
                                                                     ----------

               Net deferred tax assets                                1,379,400

      Valuation allowance                                            (1,379,400)
                                                                     ----------

                                                                     $     --
                                                                     ==========

    The Company has a net operating loss carryforward of approximately $3,284,000 which expires in the years 2001 through 2012. In addition, the Company has research and development credit carryforwards of approximately $61,600 which expire through the year 2006.