Form 10QSB
period 1996-09-30
NEUROTECH CORP
filed 1997-06-11
CIK 758953

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

               For the quarterly period ended September 30, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

            For the transition period from ___________ to __________

                         Commission file number 0-15179


                              NEUROTECH CORPORATION
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                 06-1100063
--------------------------------------       ----------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

45 Orchard Street, Manhasset, New York                    11030
--------------------------------------       ----------------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (516)869-9663


                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

     24,155,748 shares of issuer's common stock, $.01 par value, were outstanding at June 30, 1996.

================================================================================

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                                     INDEX

                               SEPTEMBER 30, 1996

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1. FINANCIAL STATEMENTS

        Consolidated balance sheet ...................................  3 & 4
          September 30, 1996

        Consolidated statements of income ............................      5
          Three months ended
          September 30, 1996 and 1995

        Consolidated statements of cash flows ........................      6
          Three months ended
          September 30, 1996 and 1995

        Notes to consolidated financial statements ...................      7
          September 30, 1996


Item 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF
        FINANCIAL CONDITION & RESULTS OF OPERATION ...................      8

PART II - OTHER INFORMATION ..........................................      9
---------------------------

SIGNATURES ...........................................................     10

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                  September 30       June 30
                                                      1996             1996
                                                  ----------        ----------
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                       $  214,701        $  277,339
  Patient accounts receivable, net                 1,250,060         1,124,059
  Estimated third-party payer settlements                               19,477
  Inventory and supplies                             329,925           357,848
  Other current assets                                61,970            21,125
                                                  ----------        ----------

               Total current assets                1,856,656         1,799,848

PROPERTY AND EQUIPMENT                             2,111,699         2,150,004

OTHER ASSETS                                          70,462            17,430
                                                  ----------        ----------



TOTAL ASSETS                                      $4,038,817        $3,967,282
                                                  ==========        ==========



The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                                                    September 30       June 30
                                                        1996             1996
                                                    -----------     -----------

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable                                    $   698,520     $   514,692
   Current maturities of long-term debt               1,794,170       1,843,606
   Current maturities of capital lease
    obligations                                          30,815          32,219
   Accounts payable                                     549,384         489,712
   Accounts payable - related party                      83,211          80,711
   Accrued expenses                                     651,383         584,599
                                                    -----------     -----------

        Total current liabilities                     3,807,483       3,545,539


LONG-TERM DEBT                                          533,138         553,435


CAPITAL LEASE OBLIGATION                                 39,529          45,307



STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $0.01 per share;
      40,000,000 shares authorized;
      24,155,748 shares outstanding                     241,558         241,558
   Additional paid-in capital                         4,136,256       4,136,256
   Retained (deficit)                                (4,569,147)     (4,404,813)
                                                    -----------     -----------

                                                       (191,333)        (26,999)

       Less 100,000 shares of treasury stock
        at cost                                        (150,000)       (150,000)
                                                    -----------     -----------

      Total stockholders' equity (deficit)             (341,333)       (176,999)
                                                    -----------     -----------


       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                             $ 4,038,817     $ 3,967,282
                                                    ===========     ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three Months Ended
                                                           September 30
                                                      1996              1995
                                                  -----------       -----------

NET PATIENT SERVICE REVENUES                      $ 1,863,559       $       -0-

EXPENSES
   Salaries and benefits                            1,140,881
   Medical supplies and drugs                         252,010
   Administrative                                     273,501            82,000
   Equipment rental                                    32,176
   Contract services                                   61,168
   Provision for bad debts                            116,326
   Depreciation and amortization                       51,411
                                                  -----------       -----------


           Total expenses                           1,927,473            82,000
                                                  -----------       -----------

           Operating income (loss)                    (63,914)          (82,000)

OTHER INCOME (EXPENSE)

   Miscellaneous income                                 8,908
   Interest expense                                    95,138
                                                  -----------       -----------

   Loss from continuing operations                   (150,144)          (82,000)
   Loss from discontinued operations                  (14,190)          (24,787)
                                                  -----------       -----------

           Net loss                               $  (164,334)      $  (106,787)
                                                  ===========       ===========


Loss per share from
 continuing operation                             $      (.01)      $      (.01)

Loss per share from
 discontinued operations                                  -0-               -0-
                                                  -----------       -----------

                  Net loss per share              $      (.01)      $      (.01)
                                                  -----------       -----------
Weighted average number of common
shares outstanding                                 24,155,748        19,608,748



The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Three Months Ended
                                                           September 30
                                                   ----------------------------
                                                       1996             1995
                                                     --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                ($164,334)       ($106,787)

   Adjustments to reconcile net income
     (loss) to net cash used in
     operating activities:

   Depreciation and amortization                       51,411
   Provision for bad debts                            116,326
   Increase in accounts receivable                   (222,850)
   Increase (decrease) in inventory
     and other current assets                         (12,922)          43,908
   Increase in accounts payable
     and accrued expenses                             128,956
   Increase in other assets                           (53,032)
   Discontinued operations                                              62,879
                                                     --------         --------


Net cash used in operating activities                (156,445)             -0-
                                                     --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Book value of equipment sold                         3,684
   Purchase of property and equipment                 (16,790)
                                                     --------         --------

Net cash used in investing activities                 (13,106)
                                                     --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds notes payable                             118,677
   Payments on note payable and capital
     lease obligations                                (11,764)
                                                     --------         --------
Net cash provided by financing
     activities                                       106,913
                                                     --------         --------
Net (decrease) in cash and cash
     equivalents                                      (62,638)
Cash and cash equivalents, beginning
     of period                                        277,339
                                                     --------         --------
Cash and cash equivalents, end of period             $214,701              -0-
                                                     ========        =========


The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

In August 1996, the Company determined to discontinue its previous core business, manufacturing intracranial pressure monitoring systems, custom delay lines and visual systems. The operations of these previous core businesses are reported as discontinued operations.

                     NEUROTECH CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     In August 1996 the Company abandoned its previous core businesses, manufacturing intracranial pressure monitoring systems, custom delay lines and visual systems and distribution of non-ozone depleting refrigerant products, as the Company believed they were no longer viable business pursuits. The Company through its subsidiary, Global Health Enterprises, Inc, operates an acute care hospital, Lakes Regional Medical Center, and it's affiliated home health care agency in Jasper, Texas. The Company has chosen to concentrate its future efforts to expanding its medical related businesses.

     The Company reported a net loss of $164,334 for the three months ended September 30, 1996 as compared to a net loss of $106,787 for the three months ended September 30, 1995.

     In comparing the results of operations for the two periods, losses from discontinued operations for the three months ended September 30, 1996 and 1995 were $14,190 and $24,787 respectively. The consolidated operating results of Global for the three months ended September 30, 1996 was a net loss of $110,055. The remaining net loss from operations of $40,089 was made up of Company general and administrative expenses.

     Global, in connection with the acquisition of Lakes acquired over $2,700,000 in debt service; $1,685,000 of this debt service is owed to the Bank of America. The credit extension from the Bank of America has numerous negative covenants, of which Global is currently in default of several of the covenants. Bank of America has not called the loan, as the Company is attempting to restructure this debt.

     The Company does not have the capital resources and liquidity necessary to meet all of the obligations, debt repayments, and commitments of the Company during the next twelve months. The Company's viability is dependent on its ability to enter new markets in the medical field and to restructure its debt.

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                               OTHER INFORMATION

ITEM 1 Legal Proceedings

     No new legal proceedings or material development has occurred in this quarter. For further information regarding pending legal proceedings, refer to the Company's annual report on Form 10-KSB for the year ended June 30, 1996

ITEM 2-5  Inapplicable

ITEM 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits
               None

          (b)  Reports on Form 8-K
               None

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undesigned, thereunto duly authorized.



                                      NEUROTECH CORPORATION



                                      BY: /s/ BERNARD ARTZ
                                         ------------------------
                                         CHAIRMAN OF THE BOARD

Date: June 5, 1997