Form 10QSB
period 1996-12-31
NEUROTECH CORP
filed 1997-06-11
CIK 758953

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   -----------


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                For the quarterly period ended December 31, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)


            For the transition period from ___________ to __________


                         Commission file number 0-15179


                              NEUROTECH CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            DELAWARE                                       06-1100063
------------------------------                    ----------------------------
   (State of incorporation                             (I.R.S.  Employer
      or organization)                                 Identification No.)


 45 ORCHARD STREET, MANHASSET, NEW YORK                    11030
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


                    Issuer's telephone number: (516) 869-9663
                                               --------------

                                 NOT APPLICABLE
              ---------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )
                                     ---    ---

     24,155,748 shares of issuer's common stock, $.01 par value, were outstanding at June 30, 1996.

================================================================================

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                                      INDEX

                                December 31, 1996

                                                                         Page
                                                                         ----

PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated balance sheet.................................    3 & 4
           December 31, 1996

         Consolidated statements of income..........................      5
           Three months ended
           December 31, 1996 and 1995

         Consolidate statements of income...........................      6
           Six months ended
           December 31, 1996 and 1995

         Consolidated statements of cash flows......................      7
           Three months ended
           December 31, 1996 and 1995

         Consolidated statements of cash flows.......................     8
           Six months ended
           December 31, 1996 and 1995

         Notes to consolidated financial statements..................     9
           December 31, 1996 and 1995


Item 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF ...................   10 & 11
            FINANCIAL CONDITION & RESULTS OF OPERATION


PART II - OTHER INFORMATION .........................................     12
---------------------------

SIGNATURES ..........................................................     13

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                  December 31       June 30
                                                     1996             1996
                                                  -----------       -------
ASSETS

CURRENT ASSETS

  Cash and cash equivalents ...................   $   74,771        $  277,339
  Patient accounts receivable, net ............    1,399,819         1,124,059
  Estimated third-party settlements ...........                         19,477
  Inventory and supplies ......................      336,914           357,848
  Other current assets ........................       37,201            21,125
                                                  ----------        ----------
       Total current assets ..................     1,848,705         1,799,848

PROPERTY AND EQUIPMENT ........................    2,073,132         2,150,004

OTHER ASSETS ..................................       45,977            17,430
                                                  ----------        ----------
TOTAL ASSETS                                      $3,967,814        $3,967,282
                                                  ==========        ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                                                 December 31       June 30
                                                     1996            1996
                                                 -----------       -------
LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable ..............................  $  637,233       $   514,692
  Current maturities of long-term debt .......   1,774,713         1,843,606
  Current maturities of capital lease
    obligations ..............................      32,652            32,219
  Accounts payable ...........................     542,900           489,712
  Accounts payable -- related party ..........      93,436            80,711
  Accrued expenses ...........................     635,572           584,599
                                                ----------       -----------
      Total current liabilities ..............   3,716,506         3,545,539

LONG-TERM DEBT ...............................     519,214           553,435

CAPITAL LEASE OBLIGATION .....................      42,661            45,307

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $0.01 per share;
    40,000,000 shares authorized;
    24,155,748 shares outstanding ............     241,558           241,558
  Additional paid-in capital .................   4,136,256         4,136,256
  Retained (deficit) .........................  (4,538,381)       (4,404,813)
                                                ----------       -----------
                                                  (160,567)          (26,999)

  Less 100,000 shares of treasury stock
    at cost ..................................    (150,000)         (150,000)
                                                ----------       -----------
      Total stockholders' equity (deficit) ...    (310,567)         (176,999)
                                                ----------       -----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT) .........................  $3,967,814       $ 3,967,282
                                                ==========       ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                          December 31
                                                    ------------------------
                                                       1996            1995
                                                       ----            ----

NET PATIENT SERVICE REVENUES .................      $1,914,368    $     -0-

EXPENSES
  Salaries and benefits ......................       1,062,271
  Medical supplies and drugs .................         314,833
  Administrative .............................         200,250        24,695
  Equipment rental ...........................          26,602
  Contract services ..........................          79,534
  Provision for bad debts ....................         115,838
  Depreciation and amortization ..............          50,328
                                                    ----------    ----------
      Total expenses .........................       1,849,656        24,695
                                                    ----------    ----------
      Operating income (loss) ................          64,712       (24,695)

OTHER INCOME (EXPENSE)
  Miscellaneous income .......................          81,110
  Interest expense ...........................          98,086
                                                    ----------    ----------
  Income (loss) from continuing operations ...          47,736       (24,695)
  Loss from discontinued operations ..........         (16,970)      (37,193)
                                                    ----------    ----------
      Net income (loss) ......................      $   30,766   ($  61,888)
                                                    ==========    ==========
Income (loss) per share from .................           --             --
  continuing operation

Income (loss) per share from .................           --             --
  discontinued operations
                                                    ----------    ----------
      Net loss per share .....................           --             --
                                                    ==========    ==========
Weighted average number of common
  shares outstanding .........................      24,155,748    19,608,748


The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Six Months Ended
                                                          December 31
                                                   -----------------------------
                                                      1996             1995
                                                   ---------         ----------

NET PATIENT SERVICE REVENUES ...............       $3,777,927        $    -0-

EXPENSES
  Salaries and benefits ....................        2,203,152
  Medical supplies and drugs ...............          566,843
  Administrative ...........................          473,751           106,695
  Equipment rental .........................           58,778
  Contract services ........................          140,702
  Provision for bad debts ..................          232,164
  Depreciation and amortization ............          101,739
                                                   ----------       -----------
      Total expenses .......................        3,777,129           106,695
                                                   ----------       -----------
      Operating income (loss) ..............              798          (106,695)

OTHER INCOME (EXPENSE)
  Miscellaneous income .....................           90,018
  Interest expense .........................          193,224
                                                   ----------       -----------
  Loss  from continuing operations .........         (102,408)         (106,695)
  Loss from discontinued operations ........          (31,160)          (61,980)
                                                   ----------       -----------
      Net Loss .............................        ($133,568)      ($  168,675)
                                                   ==========       ===========
Income (loss) per share from
  continuing operation .....................      ($      .01)      ($      .01)
Income (loss) per share from
  discontinued operations ..................             --                --
                                                   ----------       -----------
      Net Income (loss) per share ..........      ($      .01)      ($      .01)
                                                   ==========       ===========
Weighted average number of common
  shares outstanding .......................       24,155,748        19,608,748


The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                            December  31
                                                     ---------------------------
                                                        1996            1995
                                                     ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .............................   $  30,766        ($61,888)

  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
  Depreciation and amortization .................      50,328
  Provision for bad debts .......................     115,838
  Increase in accounts receivable ...............    (285,074)
  Decrease in inventory
    and other current assets ....................      37,257
  Increase (decrease) in accounts
    payable and accrued expenses ................     (12,070)         24,695
  Decrease in other assets ......................      24,485
  Discontinued operations .......................                      37,193
                                                    ---------         -------
Net cash used in operating activities ...........     (38,470)            -0-
                                                    ---------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ............     (11,761)
                                                    ---------         -------
Net cash used in investing activities ...........     (11,761)
                                                    ---------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds notes payable and capital
    lease obligations ...........................      13,144
  Payments on note payable and capital
    lease obligations ...........................    (102,843)
                                                    ---------         -------
Net cash used by financing activities ...........     (89,699)
                                                    ---------         -------
Net (decrease) in cash and cash equivalents......    (139,930)
Cash and cash equivalents, beginning
  of period .....................................     214,701
                                                    ---------         -------
Cash and cash equivalents, end of period ........   $  74,771         $   -0-
                                                    =========         =======

The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Six Months Ended
                                                           December 31
                                                    --------------------------
                                                       1996            1995
                                                    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ............................   ($133,568)       ($168,675)

  Adjustments to reconcile net income
   (loss) to net cash used in operating
    activities:
 Depreciation and amortization .................     101,739
 Provision for bad debts .......................     232,164
 Increase in accounts receivable ...............    (507,924)
 Decrease in inventory and other
   current assets ..............................      24,335
 Increase in accounts payable
   and accrued expenses ........................     116,886            68,603
 Increase in other assets ......................     (28,547)
 Discontinued operations .......................                       100,072
                                                   ---------         ---------
Net cash used in operating activities ..........    (194,915)           -0-
                                                   ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Book value of equipment sold .................       3,684
  Purchase of property and equipment ...........    ( 28,551)
                                                   ---------         ---------
Net cash used in investing activities ..........    ( 24,867)
                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds notes payable and capital
    lease obligations ..........................     131,821
  Payments on note payable and capital
    lease obligations ..........................    (114,607)
                                                   ---------         ---------
Net cash provided by financing activities ......      17,214
                                                   ---------         ---------
Net (decrease) in cash and cash equivalents ....    (202,568)
Cash and cash equivalents, beginning
  of period ....................................     277,339
                                                   ---------         ---------
Cash and cash equivalents, end of period .......   $  74,771         $  -0-
                                                   =========         =========

The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

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

                     NEUROTECH CORPORATION AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     In August 1996 the Company abandoned its previous core businesses, manufacturing intracranial pressure monitoring systems, custom delay lines and visual systems, as the Company believed they were no longer viable business pursuits. The Company through its subsidiary, Global Health Enterprises, Inc, operates an acute care hospital, Lakes Regional Medical Center, and it's affiliated home health care agency in Jasper, Texas. The Company has chosen to concentrate its future efforts to expanding its medical related businesses.

     The Company reported a net income of $30,766 for the three months ended December 31, 1996 as compared to a net loss of $61,888 for the three months ended December 31, 1995.

     In comparing the results of operations for the two periods, losses from discontinued operations for the three months ended December 31, 1996 and 1995 were $16,970 and $37,193 respectively. The consolidated operating results of Global for the three months ended December 31, 1996 was net income of $73,063. Company general and administrative expenses contributed a loss of $25,327 to operations.

     The company reported a net loss af $133,568 for the six months ended December 31, 1996 as compared to a net loss of $168,675 for the six months ended December 31, 1995.

     In comparing the results of operations for the two periods, losses from discontinued operations for the six months ended December 31, 1996 and 1995 were $31,160 and $61,980 respectively. The consolidated operating results of Global for the six months ended December 31, 1996 was a net loss of $35,615. The remaining net loss from operations of $66,793 was made up of Company general and administrative expenses.

     Increased patient volumes and their corresponding revenues in addition to increased miscellaneous revenues were responsible for Global's operating results improving to a net income of $73,063 for the quarter ended December 31, 1996 as compared to the net loss of $110,055 for the quarter ended September 30, 1996.

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

ITEM 6 Exhibits and Reports on Form 8-K

     (a) Exhibits
         None

     (b) Reports on Form 8-K
         None

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEUROTECH CORPORATION


                                      BY:  /s/  BERNARD ARTZ
                                         -----------------------------------
                                           CHAIRMAN OF THE BOARD


Date: June 5, 1997