Form 10QSB
period 1997-03-31
NEUROTECH CORP
filed 1997-06-11
CIK 758953

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

                 For the quarterly period ended March 31, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


            For the transition period from ___________ to __________


                         Commission file number 0-15179


                              NEUROTECH CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            DELAWARE                                       06-1100063
     -----------------------                           -------------------
     (State of incorporation                           (I.R.S. Employer
          or organization)                             Identification No.)


 45 ORCHARD STREET, MANHASSET, NEW YORK                        11030
----------------------------------------                   -------------
(Address of principal executive offices)                     (Zip Code)


                    Issuer's telephone number: (516) 869-9663


                                 NOT APPLICABLE
               --------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                                     INDEX

                                 MARCH 31, 1997

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated balance sheet .............................    3 & 4
           March 31, 1997

         Consolidated statements of income ......................      5
           Three months ended
           March 31, 1997 and 1996

         Consolidate statements of income .......................      6
           Nine months ended
           March 31, 1997 and 1996

         Consolidated statements of cash flows ..................      7
           Three months ended
           March 31, 1997 and 1996

         Consolidated statements of cash flows ..................      8
           Nine months ended
           March 31, 1997 and 1996

         Notes to consolidated financial statements .............      9
           March  31, 1997

Item 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF ..................   10 & 11
         FINANCIAL CONDITION & RESULTS OF OPERATION

PART II - OTHER INFORMATION .....................................     12

SIGNATURES ......................................................     13

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                               March 31          June 30
                                                 1997              1996
                                              ----------        ----------
ASSETS

CURRENT ASSETS

Cash and cash equivalents ..................  $   98,647        $  277,339
  Patient accounts receivable, net .........   1,332,072         1,124,059
  Estimated third-party settlements ........                        19,477
  Inventory and supplies ...................     342,886           357,848
  Other current assets .....................      69,488            21,125
                                              ----------        ----------
       Total current assets ................   1,843,093         1,799,848
PROPERTY AND EQUIPMENT .....................   2,022,372         2,150,004
OTHER ASSETS ...............................      47,252            17,430
                                              ----------        ----------
TOTAL ASSETS ...............................  $3,912,717        $3,967,282
                                              ==========        ==========


The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                                                March  31         June 30
                                                  1997             1996
                                                ---------         --------
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable ...........................  $  683,124        $  514,692
   Current maturities of long-term debt ....   1,778,412         1,843,606
   Current maturities of capital lease
     obligations ...........................      33,606            32,219
   Accounts payable ........................     455,055           489,712
   Accounts payable - related party ........     122,511            80,711
   Accrued expenses ........................     681,355           584,599
                                              ----------        ----------
      Total current liabilities ............   3,754,063         3,545,539

LONG-TERM DEBT .............................     490,391           553,435

CAPITAL LEASE OBLIGATION ...................      35,837            45,307

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $0.01 per share;
    40,000,000 shares authorized;
    24,155,748 shares outstanding ..........     241,558           241,558
  Additional paid-in capital ...............   4,136,256         4,136,256
  Retained (deficit) .......................  (4,595,388)       (4,404,813)
                                              ----------        ----------
                                              (  217,574)       (   26,999)

  Less 100,000 shares of treasury stock
    at cost ................................  (  150,000)       (  150,000)
                                              ----------        ----------
      Total stockholders' equity (deficit) .  (  367,574)       (  176,999)
                                              ----------        ----------
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT) ......................  $3,912,717        $3,967,282
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

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31
                                                --------------------------
                                                   1997            1996
                                                ----------      ----------
NET PATIENT SERVICE REVENUES ................   $1,883,977       $  -0-

EXPENSES
   Salaries and benefits ....................    1,003,483
   Medical supplies and drugs ...............      306,493
   Administrative ...........................      207,903          17,016
   Equipment rental .........................       32,506
   Contract services ........................       44,545
   Provision for bad debts ..................      216,451
   Depreciation and amortization ............       50,760
                                                ----------      ----------
       Total expenses .......................    1,862,141          17,016
                                                ----------      ----------
       Operating income (loss) ..............       21,836      (   17,016)

OTHER INCOME (EXPENSE)
   Miscellaneous income .....................       33,013
   Interest expense .........................      109,081
                                                ----------      ----------
   Loss from continuing operations ..........  (    54,232)        (17,016)
   Loss from discontinued operations ........  (     2,775)     (   79,605)
                                                ----------      ----------
       Net Loss .............................  ($   57,007)     ($  96,621)
                                                ==========      ==========
Income (loss) per share from
 continuing operation .......................         --              --
Income (loss) per share from
 discontinued operations ....................         --              --
                                                ----------      ----------
       Net loss per share ...................         --              --
                                                ==========      ==========
Weighted average number of common
  shares outstanding ........................   24,155,748      20,908,748


The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine Months Ended
                                                      March 31
                                             ---------------------------
                                                 1997            1996
                                             -----------      ----------
NET PATIENT SERVICE REVENUES .............    $5,661,904      $    -0-

EXPENSES
   Salaries and benefits .................     3,206,635
   Medical supplies and drugs ............       873,336
   Administrative ........................       681,654         123,711
   Equipment rental ......................        91,284
   Contract services .....................       185,247
   Provision for bad debts ...............       448,615
   Depreciation and amortization .........       152,499
                                             -----------      ----------
       Total expenses ....................     5,639,270         123,711
                                             -----------      ----------
       Operating income (loss) ...........        22 634        (123,711)

OTHER INCOME (EXPENSE)
   Miscellaneous income ..................       123,031
   Interest expense ......................       302,305
                                             -----------      ----------
   Loss from continuing operations .......   (   156,640)     (  123,711)
   Loss from discontinued operations .....   (    33,935)     (  141,585)
                                             -----------      ----------
       Net Loss ..........................   ($  190,575)     ($ 265,296)
                                             ===========      ==========
Income(loss)persharefrom
continuing operation .....................   ($      .01)
Income (loss) per share from
 discontinued operations .................                    ($     .01)
                                             -----------      ----------
       Net Income (loss) per share .......   ($      .01)     ($     .01)
                                             ===========      ==========
Weighted average number of common
shares outstanding .......................    24,155,748      20,008,748


The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                                 --------------------------
                                                   1997              1996
                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ..........................  $( 57,007)      ($  96,621)
   Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:

   Depreciation and amortization ..............     50,760
   Provision for bad debts ....................    216,451
   Increase in accounts receivable ............   (148,704)
   Increase in inventory and other
     current assets ...........................   ( 38,259)
   Decrease in accounts payable and
     accrued expenses .........................   ( 12,987)       (  80,572)
   Increase in other assets ...................   (  1,275)
   Discontinued operations ....................                      13,243
                                                 ---------        ---------
Net cash provided (used) in operating
   activities .................................      8,979         (163,950)
                                                 ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Book value of equipment sold ...............
   Purchase of property and equipment .........
                                                 ---------        ---------
Net cash used in investing activities .........
                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issued for services
     and debt repayment .......................                     163,950
   Proceeds notes payable and capital
     lease obligations ........................     36,611
   Payments on note payable and capital
     lease obligations ........................   ( 21,714)
                                                 ---------        ---------
Net cash provided by financing activities .....     14,897          163,950
                                                 ---------        ---------
Net increase in cash and cash equivalents .....     23,876              --
Cash and cash equivalents, beginning
  of period ...................................     74,771              --
                                                 ---------        ---------
Cash and cash equivalents, end of period ......  $  98,647        $     -0-
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

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                             March 31
                                                    -------------------------
                                                       1997            1996
                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .............................  ($190,575)       ($265,296)
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:

  Depreciation and amortization .................    152,499
  Provision for bad debts .......................    448,615
  Increase in accounts receivable ...............   (656,628)
  Increase in inventory and other
    current assets ..............................   ( 13,924)
  Increase (decrease) in accounts payable
    and accrued expenses ........................    103,899          (11,969)
  Increase in other assets ......................   ( 29,822)
  Discontinued operations .......................                     113,315
                                                    --------         --------
Net cash used in operating activities ...........   (185,936)        (163,950)
                                                    --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Book value of equipment sold ..................      3,684
  Purchase of property and equipment ............   ( 28,551)
                                                    --------         --------
Net cash used in investing activities ...........   ( 24,867)
                                                    --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for services
    and debt repayment                                                163,950
  Proceeds notes payable and capital ............    168,432
    lease obligations
  Payments on note payable and capital
    lease obligations ...........................   (136,321)
                                                    --------         --------
Net cash provided by financing activities .......     32,111          163,950
                                                    --------         --------
Net decrease in cash and cash equivalents .......  ( 178,692)            --
Cash and cash equivalents, beginning
  of period .....................................    277,339             --
                                                    --------         --------
Cash and cash equivalents, end of period ........   $ 98,647         $   -0-
                                                    ========         ========

The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

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

     The Company reported a net loss of $57,007 for the three months ended March 31, 1997 as compared to a net loss of $96,621 for the three months ended March 31, 1996.

     In comparing the results of operations for the two periods, losses from discontinued operations for the three months ended March 31, 1997 and 1996 were $2,775 and $79,605 respectively. The consolidated operating results of Global for the three months ended March 31, 1997 was a net loss of $16,995. The remaining loss from operations of $37,237 was made up of Company general and administrative expenses.

     The Company reported a net loss af $190,575 for the nine months ended March 31, 1997 as compared to a net loss of $265,296 for the nine months ended March 31, 1996.

     In comparing the results of operations for the two periods, losses from discontinued operations for the nine months ended March 31, 1997 and 1996 were $33,935 and $141,585 respectively. The consolidated operating results of Global for the nine months ended March 31, 1997 was a net loss of $53,987. The remaining net loss from operations of $102,653 was made up of Company general and administrative expenses.

     As stated above Global's operating result for the quarter ended March 31, 1997 was a net loss of $16,995 as compared to a net income of $73,063 for the quarter ended December 31, 1996 and a net loss of $110,055 for the quarter ended September 30, 1996. The quarter ended March 31, 1997 reflects significantly lower salary and benefit expense, but increased expense in the provision for bad debts while revenues decreased marginally; all this had the effect of a performance poorer than the quarter ended December 31, 1996 but still stronger than the quarter ended September 30, 1996.

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

                                      NEUROTECH CORPORATION

                                      BY: /s/  BERNARD ARTZ
                                         ----------------------------------
                                         CHAIRMAN OF THE BOARD

Date: June 5, 1997