Form 10QSB/A
period 1994-09-30
NEUROTECH CORP
filed 1997-11-05
CIK 758953

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                   Form 10-QSB/A


  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE
  ACT OF 1934 (Fee Required)

                For the quarterly period ended September 30, 1994


  ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                  For the transition period from _____ to _____
                          Commission file number 0-15179


                                NEUROTECH CORPORATION
                         ----------------------------------
                   (Name of small business issuer in its charter)

          Delaware                                            06-1100063
  -----------------------                                -------------------
  (State of incorporation                                 (I.R.S. Employer
  or organization)                                       Identification
  No.)

  45 Orchard Street, Manhasset, New York                        11030
  --------------------------------------                 -------------------
  (Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (516) 869-9663


                                  (Not Applicable)
                    ------------------------------------------
               (Former name, former address and former fiscal year
                           if changed since last report)


       Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
  90 days.  Yes (X) No ( )

       9,754,374 shares of issuer's common stock, $.01 par value, were outstanding at June 30, 1993.


                        NEUROTECH CORPORATION AND SUBSIDIARY





                                       Index

                                 September 30, 1994
  Page



  PART I - FINANCIAL INFORMATION

  Item 1.     FINANCIAL STATEMENTS

              Consolidated balance sheet.........................        3
                   September 30, 1994

              Consolidated statements of income..................        4
                   Three months ended September 30, 1994 and 1993

              Consolidated statements of cash flows..............        5
                   Three months ended September 30, 1994 and 1993

              Notes to consolidated financial statements.........        6
                   September 30, 1994


  Item 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF
              FINANCIAL CONDITION & RESULTS OF OPERATION                 7



  PART II -  OTHER INFORMATION                                           8



  SIGNATURES                                                             9


                     NEUROTECH CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1994



                                     ASSETS

  Current Assets:

    Current assets attributable
      to discontinued operations                   $645,393
                                                   --------
       Total current assets                         645,393

  Property and Equipment
    attributable to discontinued
    operations, net                                  15,000
                                                   --------
                                                   $660,393
                                                   ========


                                  LIABILITIES &
                              SHAREHOLDERS' EQUITY

  Current liabilities:
    Due to affiliate                               $447,181
    Current liabilities attributable
      to discontinued operations                     70,027
                                                   --------
       Total current liabilities                    517,208

  Shareholders' equity:
    Common stock, par value $.01/share;
       20,000,000 shares authorized;
       19,608,748 shares outstanding                 98,544
    Additional paid-in-capital                    4,004,376
    Retained deficit                             (3,809,735)
                                                  ---------
                                                    293,185

  (Less) treasury stock, at cost                   (150,000)

       Total shareholders' equity                   143,185
                                                  ---------
                                                   $660,393
                                                  =========

  The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.


                     NEUROTECH CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 FOR THE QUARTER ENDED
                                          September 30,      September 30,
                                              1994               1993
                                          -------------      -------------
  Net sales                                         $0                 $0
  Cost of sales                                      0                  0
                                                -------            -------
  Gross profit                                       0                  0

  Selling, general &
    administrative expenses                     69,841                  0
                                                   -------            -------
  Loss from continuing operations              (69,841)                 0

  Loss from discontinued operations           (219,927)          (123,065)
                                                -------            -------
  Net loss                                   ($289,768)         ($123,065)

  Loss per share from
    continuing operations                          Nil                  -

  Loss per share from
    discontinued operations                     ($0.01)            ($0.01)
                                                 ------             ------
  Net loss per share                            ($0.01)            ($0.01)

  Weighted average number of common
    shares outstanding                      19,608,748          9,754,374








  The accompanying notes to consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.


                     NEUROTECH CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)




                                                  FOR THE QUARTER ENDED
                                                       September 30,
                                                    1994         1993
                                                   ------       ------

  Cash flows from operating
    activities

  Net loss                                       ($289,768)   ($123,065)

  Changes in operating assets
    and liabilities

  Inventory                                        139,011

  Due to affiliate                                (213,071)

  Discontinued operations                          363,828      123,065
                                                   -------      -------
  Net increase (decrease) in
    cash & cash equivalents                             $0           $0

  Cash & cash equivalents,
    beginning of period                                 $0           $0
                                                   -------      -------
  Cash & cash equivalents,
    end of period                                       $0           $0







  The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.


                     NEUROTECH CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30,1994
                                  (UNAUDITED)

  NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1994 are not necessarily indicative of results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1994.

  In August 1996, the Company determined to discontinue its previous core businesses, manufacturing intracranial pressure monitoring systems, custom delay lines and visual systems. The operations, assets and liabilities of these previous core businesses are reported as discontinued operations or as attributable thereto in the accompanying financial statements. The accompanying proforma financial statements have been reclassified accordingly.

  In the course of the annual audit for the year ended June 30, 1995, various corrections and adjustments to the financial records were deemed necessary. Due to the inadvertent omission of this data, the previously issued 10-QSB is being amended by this filing.


                      NEUROTECH CORPORATION AND SUBSIDIARY

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations




  As disclosed in Notes 1, 6C and 7A, of the Company's annual report 10-KSB for the year ended June 30, 1995 filed herewith:

      a) The Company determined to discontinue its previous core businesses.
      b) Effective June 1, 1994, the Company through the acquisition of a 49 bed acute care hospital and an affiliated home health care agency both located in Jasper, Texas, has commenced a new line of
          business.
      c) Pursuant to a stock purchase agreement on June 28, 1994 is also in the business of distribution of non-ozone depleting flammable refrigerant products.

  If applicable, net sales from continuing operations resulted from the only sale to date of refrigerant products. Future sales of refrigerant products are dependent upon various factors and the ability of the Company to provide adequate financial resources for same. In that regard, the Company is actively seeking investors.

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

  Expenditures attributable to refrigerant products are minimal due to the Company's lack of financial resources. Effective June 1, 1996, selling, general and administrative expenses will consist of predominately the health care operations solely until such time as financial resources wan-ant otherwise.

  Effective August, 1996, operations and related cash flows from discontinued operations are expected to be minimal.


                      NEUROTECH CORPORATION AND SUBSIDIARY

                                OTHER INFORMATION


  Item 1     Legal Proceedings

             No new legal proceedings or material development has occurred in this quarter. For further information regarding pending legal proceedings, refer to the Company's annual report on Form 10-KSB for the year ended June 30, 1993.


  Items 2-5  Inapplicable


  Item 6     Exhibits and Reports on Form 8-K

             (a)  Exhibits
                  None

             (b)  Reports on Form 8-K
                  None


                      NEUROTECH CORPORATION AND SUBSIDLKRY


                                    SIGNATURES


       in accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 NEUROTECH CORPORAITON





                                                BY: /s/  Bernard Artz
                                                    ---------------------
                                                    Chairman of the Board