Form 10QSB/A
period 1994-12-31
NEUROTECH CORP
filed 1997-11-25
CIK 758953

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                                   Form 10-QSB/A


  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the quarterly period ended December 31, 1994


  ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                    For the transition period from ____ to ____

                          Commission file number 0-15179

                              NEUROTECH CORPORATION
                        ----------------------------------
                  (Name of small business issuer in its charter)

         Delaware                                           06-1100063
  ------------------------                             --------------------
  (State of incorporation                                I.R.S. Employer
     or organization)                                  Identification No.)

  45 Orchard Street, Manhasset, New York                          11030
  --------------------------------------                       ----------
  (Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (516) 869-9663


                                   (Not Applicable)
                    -----------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)


       Check whether the issuer (1) filed all reports required to be filed by
  Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

       19,508,748 shares of issuer's common stock, $.01 par value, were outstanding at June 30, 1994.

                       NEUROTECH CORPORATION AND SUBSIDIARY



                                      Index

                               December 31, 1994                   Page


  PART I - FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS

           Consolidated balance sheet............................    3
                December 31, 1994

           Consolidated statements of income.....................    4
                Three and six months ended
                December 31, 1994 and 1993

           Consolidated statements of cash flows................     5
                Three and six months ended
                December 31, 1994 and 1993

           Notes to consolidated financial statements...........     6
                December 31, 1994



  Item 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF................     7
           FINANCIAL CONDITION & RESULTS OF OPERATION

  PART II - OTHER INFORMATION...................................     8


  SIGNATURES....................................................     9

                          NEUROTECH CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 1994

                                       ASSETS
  Current Assets:
    Inventories                                       $164,102
    Current assets attributable
      to discontinued operations                       251,743
                                                     ---------
       Total current assets                            415,845

  Property and Equipment
    attributable to discontinued
    operations, net                                     35,925
                                                     ---------
                                                      $451,770
                                                     =========

                                    LIABILITIES
                               SHAREHOLDERS' EQUITY
  Current liabilities:
    Due to affiliate                                  $272,881
    Current liabilities attributable
      to discontinued operations                        65,583
                                                     ---------
       Total current liabilities                       338,464

  Shareholders' equity:
    Common stock, par value $.01/share;
       20,000,000 shares authorized;
       19,608,748 shares outstanding                   196,088
    Additional paid-in-capital                       4,004,376
    Retained deficit                                (3,937,158)
                                                     ---------
                                                       263,306

  (Less) treasury stock, at cost                      (150,000)

       Total shareholders' equity                      113,306
                                                      --------
                                                      $451,770
                                                      ========

  The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.


                               NEUROTECH CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)
                               Three Months Ended        Six Months Ended
                                 December 31                December 31

                               1994         1993          1994        1993
                              ------       ------        ------      ------
  Total revenue                   $0           $0            $0          $0
  Cost of sales                    0            0             0           0
                              -------      -------      -------      -------
  Gross profit                     0            0             0           0

  Selling, general &
   administrative expenses    24,187            0        94,028           0

  Loss from continuing
   operations                (24,187)           0       (94,028)          0
  Loss from discontinued
   operations               (103,236)     (24,629)     (323,163)   (147,694)
                             -------       -------      -------     -------
  Net loss                 ($127,423)    ($24,629)    ($417,191)  ($147,694)
                            ========      =======      ========    ========
  Loss per share from
   continuing operations           -            -        ($0.01)          -

  Loss per share from
   discontinued operations    ($0.01)      ($0.02)       ($0.01)     ($0.02)

  Net loss per share          ($0.01)      ($0.02)       ($0.02)     ($0.02)

  Weighted average number
   of common shares
   outstanding            19,608,748    9,754,374    19,608,748   9,754,374




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


                                    NEUROTECH CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Unaudited)


<CAPTION
                                                 Six Months Ended
                                                    December 31
                                                 1994         1993
                                                ------       ------
  Cash flows from operating
    activities

  Net loss                                   ($417,191)    ($147,694)

  Changes in operating assets
    and liabilities

  Inventory                                   (164,102)            0

  Due to affiliate                             272,715             0

  Discontinued operations                      308,578       147,694
                                               -------       -------
  Net increase (decrease) in
    cash & cash equivalents                         $0            $0

  Cash & cash equivalents,
    beginning of period                             $0            $0
                                               -------        -------
  Cash & cash equivalents,
    end of period                                   $0            $0




  The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                         NEUROTECH CORPORATION AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1994
                                     (AUDITED)

  NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1994 are not necessarily indicative of results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1994.

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

                          NEUROTECH CORPORATION AND SUBSIDIARY

  PART II - OTHER INFORMATION


  Item 1      Legal Proceedings

              In November, 1993 the Company and it's former legal counsel have agreed to discontinue their respective lawsuits against each other, with full releases being exchanged.

  Items 2-5   Inapplicable


  Item 6      Exhibits and Reports on Form 8-K

              (a)  Exhibits None

              (b)  Reports on Form 8-K None






                   (Balance of this page left blank intentionally)

                          NEUROTECH CORPORATION AND SUBSIDIARY

                                     SIGNATURES


       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  NEUROTECH CORPORATION



                                                  BY: /s/ Bernard Artz
                                                     ---------------------
                                                     Chairman of the Board
                                                     January 28, 1997