Form 10QSB/A
period 1995-03-31
NEUROTECH CORP
filed 1997-12-01
CIK 758953

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 Form 10-QSB/A


  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the quarterly period ended March 31, 1995


  ( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 (No Fee Required)

                 For the transition period from _____ to ____

                         Commission file number 0-15179

                              NEUROTECH CORPORATION
                         ------------------------------
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

                          NEUROTECH CORPORATION AND SUBSIDIARY



                                          INDEX

                                     March 31, 1995
                                                                     Page


  PART I - FINANCIAL INFORMATION

  Item 1.     FINANCIAL STATEMENTS

              Consolidated balance sheet...........................   3
                March 31, 1995

              Consolidated statements of income....................   4
                Three and nine months ended March 31, 1995 and 1994

              Consolidated statements of cash flows................   5
                Three and nine months ended March 31, 1995 and 1994

              Notes to consolidated financial statements...........   6
                March 31, 1995



  Item 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF
              FINANCIAL CONDITION & RESULTS OF OPERATION ..........   7



  PART II - OTHER INFORMATION......................................   8


  SIGNATURES ......................................................   9

                    NEUROTECH CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1995
                                 (Unaudited)

                                       ASSETS
  Current Assets:
    Prepaid Expenses                               $6,500
    Current assets attributable
      to discontinued operations                  222,587
                                                 --------
       Total current assets                       229,087

  Property and Equipment
    attributable to discontinued
    operations, net                                29,114
                                                 --------
                                                 $258,201
                                                 ========

                                      LIABILITIES &
                                  SHAREHOLDERS' EQUITY
  Current liabilities:
    Due to affiliate                              $29,028
    Current liabilities attributable
      to discontinued operations                   66,265
                                                  -------
       Total current liabilities                   95,293

  Shareholders' equity:
    Common stock, par value $.01/share;
       20,000,000 shares authorized;
       19,608,748 shares outstanding              196,088
    Additional paid-in-capital                  4,004,376
    Retained deficit                           (3,887,556)
                                                ---------
                                                  312,908

  (Less) treasury stock, at cost                 (150,000)

       Total shareholders' equity                 162,908
                                                =========
                                                 $258,201

  The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                          NEUROTECH CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                               Three Months Ended         Nine Months Ended
                                     March 31                  March 31
                               1995          1994         1995         1994
                              ------        ------       ------       ------
  Net sales                 $320,000            $0      $320,000          $0
  Cost of sales              164,102             0       164,102           0
                             -------       -------       -------     -------
  Gross profit               155,898             0       155,898           0

  Selling, general &
   administrative expenses    61,403             0       155,431           0
                             -------       -------       -------     -------
  Income from continuing
   operations                 94,495             0           467           0
  Loss from discontinued
   operations                (44,892)      (62,294)     (368,055)   (209,988)
                             -------       -------       -------     -------
  Net income (loss)          $49,603      ($62,294)    ($367,588)  ($209,988)

  Earnings (loss) per share
   continuing operations           -             -             -           -

  Loss per share from
   discontinued operations         -       ($0.006)       ($0.01)     ($0.02)

  Weighted average number
   of common shares
   outstanding            19,608,748     9,754,374    19,608,748   9,754,374



  The accompanying notes to consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                              NEUROTECH CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (Unaudited)

                                          Nine Months Ended
                                               March 31
                                          1995        1994
                                         ------      ------
  Cash flows from operating
    activities

  Net loss                            ($367,588)   ($209,988)

  Changes in operating assets
    liabilities

  Due to affiliate                      272,715            0

  Discontinued operations                94,873      209,988
                                        -------      -------
  Net increase (decrease) in
    cash & cash equivalents                  $0           $0

  Cash & cash equivalents,
    beginning of period                      $0           $0
                                        -------      -------
    cash & cash equivalents,
    end of period                            $0           $0






  The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                    NEUROTECH CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31,1995
                                  (UNAUDITED)

  NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1995 are not necessarily indicative of results that may be expected for the year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1994.

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

  Effective June 1, 1996, revenues from continuing operations will be provided through its health care operations. The subsidiary which owns the hospital is currently in default on certain obligations arising from the acquisitions. In addition, the Company does not presently have substantia working capital reserves. Future operations of the health care operations could be significantly impacted by this present lack of liquidity.

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