Form 10-Q
period 1995-09-30
NEUROTECH CORP
filed 1998-01-12
CIK 758953

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                 Form 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

           For the quarterly period ended September 30, 1995
                                          ------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the transition period from -------- to -------

                        Commission file number 0-15179
                                               -------

                            NEUROTECH CORPORATION
                        -------------------------------
                (Name of small business issuer in its charter)

        Delaware                                        06-1100063
--------------------------                            ---------------
(State of incorporation                              (I.R.S. Employer
    or organization)                                Identification No.)

45 Orchard Street, Manhasset, New York                     11030
---------------------------                           ---------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (516) 869-9663
                           --------------

                               (Not Applicable)
                         ---------------------------
                (Former name, former address and former fiscal
                     year if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     9,754,374 shares of issuer's common stock, $.Ol par value, were outstanding at June 30, 1993.

                      NEUROTECH CORPORATION AND SUBSIDIARY


                                     INDEX

                              September 30, 1995
                                                                  Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated balance sheet....................            3
              September 30, 1995

         Consolidated statements of income.............            4
              Three months ended September 30, 1995 and 1994

         Consolidated statements of cash flows.........            5
              Three months ended September 30, 1995 and 1994

         Notes to consolidated financial statements....            6
              September 30, 1995


Item 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION & RESULTS OF OPERATION                7


PART 11 - OTHER INFORMATION                                        8


SIGNATURES                                                         9

                  NEUROTECH CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET

                                         September 30,       June 30,
                                             1995              1995
                                         ------------       ---------
                                     ASSETS
Current Assets:
  Prepaid Expenses                          $6,500            $6,500
  Current assets attributable
    to discontinued operations             120,082           128,617
                                           -------           -------

     Total current assets                  126,582           135,117

Property and Equipment
  attributable to discontinued
  operations, net                           16,485            23,297
                                           -------           -------
                                          $143,067          $158,414
                                          ========          ========
                                    LIABILITIES &
                                SHAREHOLDERS' EQUITY

Current liabilities:
  Due to affiliate                        $113,007           $69,099
  Current liabilities attributable
    to discontinued operations             114,769            67,237
                                           -------           -------
     Total current liabilities             227,776           136,336

Shareholders' equity:
  Common stock, par value $.Ol/share;
    20,000,000 shares authorized;
    19,608,748 shares outstanding          196,088           196,088
  Additional paid-in-capital             4,004,376         4,004,376
  Retained deficit                      (4,135,173)       (4,028,386)
                                         ---------         ---------
                                            65,291           172,078

(Less) treasury stock, at cost            (150,000)         (150,000)

     Total shareholders' equity            (84,709)           22,078
                                           -------           -------
                                          $143,067          $158,414


The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                   NEUROTECH CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                            Three Months Ended
                                               September 30
                                            1995          1994
                                           ------        ------
Net sales                                     $0            $0
Cost of sales                                  0             0

                                          -------       -------
Gross profit                                   0             0

Selling, general &
  administrative expenses                 82,000        69,841
                                          -------       -------
Loss from continuing operations          (82,000)      (69,841)

Loss from discontinued operations        (24,787)     (219,927)
                                         --------      --------
Net loss                               ($106,787)    ($289,768)

Loss per share from
  continuing operations                   ($0.01)          Nil

Loss per share from
  discontinued operations                      0         (0.01)

Net loss per share                        ($0.01)       ($0.01)

Weighted average number of common
  shares outstanding                  19,608,748    19,608,748





The accompanying notes to consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                   NEUROTECH CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)



                                               Three Months Ended
                                                  September 30
                                               1995          1994
                                              ------        ------
Cash flows from operating
  activities

Net loss                                   ($106,787)    ($289,768)

Changes in operating assets
  liabilities

Inventory                                          0       139,011

Due to affiliate                              43,908      (213,071)

Discontinued operations                       62,879       363,828
                                             -------       -------
Net increase (decrease) in
  cash & cash equivalents                         $0            $0

Cash & cash equivalents,
  beginning of period                             $0            $0
                                             -------       -------
Cash & cash equivalents,
         end of period                            $0            $0







The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDLKRY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30,1995
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September
30, 1995 are not necessarily indicative of results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on Form 10-KSB for the year ended June 30,1995.

In August 1996, the Company determined to discontinue its previous core businesses, manufacturing intracranial pressure monitoring systems, custom delay lines and visual systems. The operations, assets and liabilities of these previous core businesses are reported as discontinued operations or as attributable thereto in the accompanying financial statements. The accompanying proforma financial statements bave been reclassified accordingly.

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

                    NEUROTECH CORPORATION AND SUBSIDIARY

                              OTHER INFORMATION


Item 1     Legal Proceedings

           No new legal proceedings or material development has occurred in this quarter. For further infoffnation regarding pending legal proceedings, refer to the Company's annual report on Form 10-KSB for the year ended June 30, 1993.


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