Form 10-Q
period 1995-12-31
NEUROTECH CORP
filed 1998-01-12
CIK 758953

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                Form 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

              For the quarterly period ended December 31, 1291


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from -------- to --------

                     Commission file number 0-15179
                                            -------

                          NEUROTECH CORPORATION
                     -------------------------------
             (Name of small business issuer in its charter)

          Delaware                                       06- 1100063
--------------------------                          -------------------
(State of incorporation                              (I.R.S. Employer
   or organization)                                 Identification No.)

45 Orchard Street, Manhasset, New York                     11030
--------------------------                          -------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (516) 869-9663
                           --------------

                              (Not applicable)
                           ---------------------
              (Former name, former address and former fiscal
                    year if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

19,508,748 shares of issuer's common stock, $.Ol par value, were outstanding at June 30, 1994.

                    NEUROTECH CORPORATION AND SUBSIDIARY


                                    Index
                               December 31, 1995

                                                                  Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated balance sheet........................         3
               December 31, 1995

         Consolidated statements of income.................         4
               Three and six months ended
               December 31, 1995 and 1994

         Consolidated statements of cash flows.............         5
               Three and six months ended
               December 31, 1995 and 1994

         Notes to consolidated financial statements........         6
         December 31, 1995



Item 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION & RESULTS OF OPERATION                 7



PART II - OTHER INFORMATION                                         8


SIGNATURES                                                          9

                     NEUROTECH CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                           December 31,      June 30,
                                              1995             1995
                                           ------------     ---------

                                   ASSETS
Current Assets:
  Prepaid Expenses                            $6,500         $6,500

Current assets attributable
  to discontinued operations                 104,474        128,617
                                             -------        -------
    Total current assets                     110,974        135,117

Property and Equipment
  attributable to discontinued
  operations, net                              9,835         23,297
                                             -------        -------
                                            $120,809       $158,414
                                            ========       ========
                               LIABILITIES &
                            SHAREHOLDERS' EQUITY

Current liabilities:
  Due to affiliate                          $137,702       $69,099
  Current liabilities attributable
    to discontinued operations               129,704        67,237
                                             -------       -------
Total current liabilities                    267,406       136,336

Shareholders' equity:
  Common stock, par value $.Ol/share;
    20,000,000 shares authorized;
    19,608,748 shares outstanding            196,088       196,088
  Additional paid-in-capital               4,004,376     4,004,376
  Retained deficit                        (4,197,061)   (4,028,386)
                                           ---------     ---------
                                               3,403       172,078

(Less) treasury stock, at cost              (150,000)     (150,000)

   Total shareholders' equity (deficit)     (146,597)       22,078
                                             -------       -------
                                            $120,809      $158,414
                                            =========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                              NEUROTECH CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                              Three Months Ended          Six Months Ended
                                 December 31                 December 31
                              1995         1994           1995         1994
                             ------       ------         ------       ------
Net sales                        $0           $0             $0           $0
Cost of sales                     0            0              0            0
                            -------      -------        -------      -------
Gross profit                      0            0              0            0

Selling, general &
  administrative expenses    24,695       24,187        106,695       94,028
                            -------      -------        -------      -------
Loss from continuing
  operations                (24,695)     (24,187)      (106,695)     (94,028)
Loss from discontinued
  operations                (37,193)    (103,236)       (61,980)    (323,163)
                            -------      -------        -------      -------
Net loss                   ($61,888)   ($127,423)     ($168,675)   ($417,191)

Loss per share from
  continuing operations      ($0.01)      ($0.01)

Loss per share from
  discontinued operations    ($0.01)      ($0.01)

Net loss per share                0       ($0.01)        ($0.01)      ($0.02)

Weighted average number
  of common shares
  outstanding            19,608,748   19,608,748     19,608,748   19,608,748







The accompanying notes to consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                      NEUROTECH CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)



                              Three Months Ended        Six Months Ended
                                 December 31               December 31
                               1995        1994          1995      1994
                              ------      ------        ------    ------
Cash flows from operating
  activities

Net loss                    ($61,888)  ($127,423)    ($168,675)  ($417,191)

Changes in operating assets
  liabilities

Inventory                          0    (303,113)            0    (164,102)

Due to affiliate              24,695     485,786        68,603     272,715

Discontinued operations       37,193     (55,250)      100,072     308,578
                             -------     -------       -------     -------
Net increase (decrease) in
  cash & cash equivalents         $0          $0            $0          $0

Cash & cash equivalents,
  beginning of period             $0          $0            $0          $0
                              ------     -------       -------     -------

Cash & cash equivalents,
  end of period                   $0          $0            $0          $0







The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                  NEUROTECH CORPORATION AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31,1995
                                (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form IO-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1995 are not necessarily indicative of results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995.

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

In the course of the annual audit for the year ended June 30, 1995, various corrections and adjustments to the fmancial records were deemed necessary. Due to the inadvertent omission of this data, the previously issued 10-QSB is being amended by this filing.

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

PART 11 - OTHER INFORMATION


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



                                      NEUROTECH CORPORATION



                                      BY: /s/ Bernard Artz
                                      --------------------
                                      Chairman of the Board
                                       January 28, 1997