Form 10-Q
period 1996-03-31
NEUROTECH CORP
filed 1998-01-12
CIK 758953

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  Form 10-OSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the quarterly period ended March 31, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SEC EXCHANGE ACT OF 1934 (No Fee Required)

              For the transition period from ------- to -------

                         Commission file number 0-15179
                                                -------

                             NEUROTECH CORPORATION
                       ----------------------------------
                 (Name of small business issuer in its charter)

        Delaware                                        06- 1100063
--------------------------                          ------------------
(State of incorporation                             (I.R.S. Employer
    or organization)                               Identification No.)

45 Orchard Street, Manhasset, New York                    11030
--------------------------                          ------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (516) 869-9663
                            -------------

                                 (Not applicable)
                        ---------------------------------
                    (Former name, former address and former
                    fiscal year if changed since last report)

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

                      NEUROTECH CORPORATION AND SUBSIDIARY



                                     INDEX


                                March 31, 1996

                                                                   Page

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Consolidated balance sheet...................               3
             March 31, 1996

         Consolidated statements of income............               4
             Three and nine months ended March 31, 1996 and 1995

         Consolidated statements of cash flows........               5
             Three and nine months ended March 31, 1996 and 1995

         Notes to consolidated financial statements...               6
             March 31, 1996


Item 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION & RESULTS OF OPERATION                  7


PART II - OTHER INFORMATION                                          8


SIGNATURES

                       NEUROTECH CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEET

                                                March 31,     June 30,
                                                  1996          1995
                                              -----------    ----------

                                     ASSETS
Current Assets:
  Prepaid Expenses                                $6,500        $6,500
  Current assets attributable
   to discontinued operations                     87,614       128,617
                                                 -------       -------
     Total current assets                         94,114       135,117

Property and Equipment
  attributable to discontinued
  operations, net                                  2,286        23,297
                                                 -------       -------
                                                 $96,400      $158,414
                                                 =======      ========

                                   LIABILITIES &
                               SHAREHOLDERS' EQUITY

Current liabilities:
  Due to affiliate                               $57,130       $69,099
  Current liabilities attributable
   to discontinued operations                    118,538        67,237
                                                 -------       -------
    Total current liabilities                    175,668       136,336

Shareholders' equity:
  Common stock, par value $.01/share;
   40,000,000 shares authorized;
   22,887,748 shares outstanding                 228,878       196,088
  Additional paid-in-capital                   4,135,536     4,004,376
  Retained deficit                            (4,293,682)   (4,028,386)
                                               ---------     ---------
                                                  70,732       172,078

(Less) treasury stock, at cost                  (150,000)     (150,000)

    Total shareholders' equity (deficit)         (79,268)       22,078
                                                 -------       -------
                                                 $96,400      $158,414
                                                 =======      ========

The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                     NEUROTECH CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                      March 31                March 31
                                   1996         1995       1996        1995
                                  ------       ------     ------      ------
Net sales                             $0     $320,000         $0    $320,000
Cost of sale                           0      164,102          0     164,102
                                 -------      -------    -------     -------
Gross profit                           0      155,898          0     155,898

Selling, general &
  administrative expenses         17,016       61,403    123,711     155,431
                                 -------      -------    -------     -------
Income from continuing
  operations                     (17,016)      94,495   (123,711)        467
Loss from discontinued
  operations                     (79,605)     (44,892)  (141,585)   (368,055)
                                 -------      -------    -------     -------
Net income (loss)               ($96,621)     $49,603  ($265,296)  ($367,588)
                                 =======      =======   ========    ========
Earnings (loss) per share-             -            -          -           -
  continuing operations

Loss per share from
  discontinued operations              -            -      ($0.01)    ($0.01)

Net loss per share                     -            -      ($0.01)    ($0.01)

Weighted average number
  of common shares
  outstanding                 20,908,748   19,608,748  20,008,748 19,608,748






The accompanying notes to consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                      NEUROTECH CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                 Three Months Ended      Nine Months Ended
                                       March 31               March 31
                                  1996        1995         1996       1995
                                 ------      ------       ------     ------
Cash flows from operating
  activities

Net loss                    ($96,621)     $49,603    ($265,296)  ($367,588)

Common stock issued for
  services                    47,250                    47,250


Common stock issued for
  repayment of debt          116,700                   116,700

Changes in operating assets
  liabilities

Inventory                          0      164,102            0           0

Due to affiliate             (80,572)           0      (11,969)    272,715

Discontinued operations       13,243     (213,705)     113,315      94,873
                             -------      -------      -------     -------

Net increase (decrease) in
  cash & cash equivalents         $0           $0           $0          $0

Cash & cash equivalents,
  beginning of period             $0           $0           $0          $0
                             -------      -------      -------     -------
Cash & cash equivalents,
  end of period                   $0           $0           $0          $0




The accompanying notes to the consolidated financial statements are an integral part of these statements and should also be read in conjunction with those notes which accompanied the Company's annual report.

                    NEUROTECH CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31,1996
                                 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on Form 10- KSB for the year ended June 30, 1995.

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



                                            NEUROTECH CORPORATION




                                            BY:/s/ Bernard Artz
                                               ---------------------
                                               Chairman of the Board
                                               January 28, 1997