Form 10KSB
period 1999-06-30
NEUROTECH CORP
filed 2000-01-31
CIK 758953

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1999

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

            For the transition period from ______________ to _________________

                        Commission file number 0-15179

                       NEUROTECH DEVELOPMENT CORPORATION
                       (Formerly Neurotech Corporation)
                (Name if small business issuer in its charter)

      DELAWARE                                                 06-1100063
--------------------                                       -------------------
(State of incorporation                                     (I.R.S. Employer
   or organization)                                         Identification No.)

45 ORCHARD STREET, MANHASSET, NEW YORK,                            11030
---------------------------------------                          ---------
(Address of principal executive offices)                         (Zip Code)

               Issuer's telephone number:          (516) 869-9663
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

                           Yes (   )     No  ( x )
                               -----         -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     Issuer's revenues for its fiscal year ended June 30, 1999 were $1,145,155 (from discontinued operations).

     The aggregate market value of the voting stock held by non-affiliates approximated $21,739,834, computed by reference to the average of the bid and asked prices for such stock on January 28, 2000. In calculating this amount, the Company has assumed that it is able to determine affiliate holdings from the list of stockholders generated by its transfer agent, American Stock Transfer & Trust Company.

     35,803,672 shares of issuer's common stock were outstanding at January 28, 2000.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Organization

     Neurotech Development Corporation ("Neurotech" or the "Company") was incorporated in Delaware on September 13, 1983 as Bellevue Medical Corporation. On October 9, 1984, the Company changed its name to Neurotech Corporation and on July 1, 1998, to Neurotech Development Corporation. The Company has had to renew its charter with the Delaware Secretary of State three times, February 25, 1985, February 28, 1991 and February 28, 1998, for failure to pay franchise taxes.

     Neurotech has three wholly-owned subsidiaries: Neuroscientific Corporation, a dormant Delaware corporation; Global Health Enterprises, Inc. ("Global") a Delaware corporation that has discontinued operations; and Doctors4Doctors, Inc., a newly formed Delaware corporation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Neuroscientific Corporation and Global Health Enterprises, Inc. Global's wholly-owned subsidiary, Health Systems Home Care, was sold effective July 1, 1998. The remaining operations of Global were discontinued on October 17, 1998.

Historical Nature of Operations

     Prior to 1996, the Company was engaged in the assembly, marketing and sale of proprietary non-invasive medical research instruments and custom delay lines, and the distribution of non-ozone depleting refrigerant products. These businesses were discontinued in 1996. Effective June 1, 1996, the Company, through its newly acquired subsidiary, Global, acquired the real property and operating assets and liabilities of Mary E. Dickerson Memorial Hospital, a 49 bed acute care hospital in Jasper, Texas. Bank of America retained a mortgage on the hospital to secure indebtedness of approximately $1.7 million. The hospital was doing business as Lakes Regional Medical Center. Global defaulted on its obligations to Bank of America in 1997. On October 17, 1998, the hospital was closed and all operations were discontinued. Bank of America foreclosed and recovered title to the hospital. The operations of all previous businesses of the Company are reported as discontinued operations for all years presented in the attached financial statements.

Current Operations

     The Neurotech Healthcare System

     The Company has spent the last 4 years in the design and development of a rapid deployment healthcare system for the third world. The system which has been developed consists of a series of linked institutions, consisting of modular hospitals and tertiary hospitals. The deployment times and costs of these hospitals are lower than conventional construction. The Company plans to deploy prefabricated building systems purchased in the United States. The Company has developed hospital management, patient management, and operational techniques which allow the hospitals to operate and treat the maximum number of patients. Additionally, the Company has a proprietary plan for medical education for doctors and staff at these facilities, as well as an ongoing program for continuing education.

     Neurotech has letters of understanding with Indonesian and Chinese companies or authorities to implement its health care system and provide modular hospitals. These letters of understanding are generally contingent upon a complete feasibility study and financing. In Indonesia, the Company has executed such a letter of understanding with Techni-Lube Singapore for three (3) tertiary hospitals in Jakarta and one (1) in Bandung. In China, Neurotech has letters of understanding with Shantou Hongyan Economic Industry & Trade Co., Ltd., the Xian Municipal Government, the Hangzhou Jiang Province Ming Economic and Trade Co., Ltd. and the People's Government of Jiading, Shanghai for a total of eight (8) hospitals, including five (5) modular, one (1) tertiary, one (1) acute care and one (1) geriatric.

     Although the Company has identified various suppliers for implementation of its rapid deployment health care system, presently, it has no formal, contractual arrangements for supply of materials or training of medical staff. The Company is currently negotiating some of these arrangements. Management believes that the Company will be able to meet its present supply commitments.

     The Company plans to begin construction of its first modular hospital in Indonesia in March of 2000. Such matters as geological analysis for the sites in Indonesia have been contracted by Neurotech's customer and are expected to be completed in January. The Company has a medical and engineering team scheduled to begin work in Indonesia, February, 2000. The first hospital will be a prototype and is expected to be the only hospital constructed during the first 5 months of the year. The Company then intends to build the additional hospitals on the contracts over the next 2 years.

     The Company expects to begin construction of its first modular hospitals in China beginning in June, 2000. These China contracts cover turnkey modular hospitals, tertiary hospitals, geriatric based modular hospitals, skilled nursing facilities and senior housing. The Company anticipates that it will be paid in advance for each phase of the contract, and will not have to raise any additional funds to support this venture.

     The Company's rapid deployment healthcare system may be affected by United States and foreign government regulation, particularly export-import controls. The Company will be subject to political, economic, environmental and other risks associated with doing business in developing countries.

     Other Activities

     The Company has entered into a series of letter agreements to acquire up to 60% of the common stock of American International Medical Resources, Inc. ("AIM") for cash of $4,100,000 and notes of $3,900,000. AIM will, in turn acquire 100% of Residential Health Care, Inc. ("RHC"). To, date, the Company has invested $1,320,000 and received shares representing 12.5% of AIM's outstanding common stock. AIM and RHC have a physician referral service. The Company intends to expand the physician referral service via the internet through its newly formed subsidiary Doctors4Doctors, Inc.

     The Company employs three (3) executives and one (1) clerical person, but has no other employees.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company presently leases office space at 45 Orchard Street, Manhasset, New York from a corporation controlled by current and former members of the Board of Directors. The Company occupies approximately 2,000 square feet and pays a monthly rent of $2,000.

ITEM 3.  LEGAL PROCEEDINGS

     In two separate lawsuits recently consolidated as DVI Business Credit Corp. and DVI Financial Services, Inc. vs. Global Health Enterprises, Inc. trading as Lakes Regional Medical Center, et al, filed in the District Court of Bexar County, Texas, 224/th/ Judicial District, in January and March of 1999, DVI Business Credit Corp., and DVI Financial Services, Inc. (referred to generally as "DVI") have alleged breaches of guarantee agreements relating to two promissory notes made by Global and guaranteed by the Company. DVI Business Credit Corp. has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global. The Court found that the promissory note is valid and enforceable. However, the amount owed is still in dispute. The Company contends that the collateral assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company be completely unsuccessful, the ultimate exposure could range up to approximately $516,760 plus attorney's fees. At this point, it is uncertain as to the ultimate resolution of this matter and it is uncertain as to the amount, if any, that will finally be recovered by the Plaintiffs. The Company believes that it has adequately provided for its future obligations and that the ultimate resolution of this matter will not have a material effect on its financial position.

     In addition, on May 11, 1999, the Securities and Exchange Commission ("SEC") issued an Order Instituting Cease-and-Desist Proceedings against the Company, one of its officers, Larry Artz, and a financial consultant. In the notice, the SEC alleges that the Company's officer and the financial consultant conducted a fraudulent internet offering. The matter is set for an administrative hearing to determine whether a cease-and-desist order should be issued. The Company and its officers intend to vigorously contest all issues and expect that both will be absolved in the matter.

     In 1997, the Company was formally advised by the SEC that it was deficient in filing reports under the Securities Exchange Act of 1934. The Staff advised that it was considering recommending to the Commission that it institute enforcement actions, which could include civil penalties, against the Company for violations of Section 13 (a) of the Exchange Act of 1934. Although the Company completed the filings that were the subject of the 1997 advisory, Neurotech is again delinquent in its 1934 Act filings. The Company expects to become current in its filings in the near future.

     National Linen Service has a default judgement against the Company's subsidiary, Global Health Enterprises, Inc. in the amount of approximately $18,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal years 1997, 1998 or 1999. A majority of the Company's stockholders executed a written consent on December 10, 1999, increasing the Company's authorized capital from 40,000,000 shares to 100,000,000 shares. The Articles of Amendment were filed on December 14, 1999. The Company has not held regular annual stockholders meetings since its inception.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since March 7, 1991, the Company's common stock has been quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board.

     The following information furnished by the National Quotation Bureau, for each quarter during the Company's fiscal years ended June 30, 1997, 1998 and 1999 reports the high and low bid quotations. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.


               First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                High    Low   High     Low     High    Low    High    Low
               ------  -----  -----  -------  ------  -----  ------  ------

Fiscal 1997      $.15   $.07   $.19   $.0625   $ .12   $.07   $ .23   $.125

Fiscal 1998      $.25   $.17   $.33   $  .09   $.275   $.11   $ .14   $ .06

Fiscal 1999      $.36   $.10   $.30   $ .125   $.825   $.12   $1.75   $ .53


     On January 28, 2000, the bid price for the Company's Common Shares was
$0.80.

     (b) As of January 28, 2000, there were 715 holders of record of common stock of the Company.

     (c) The Company has not paid any cash dividends since its inception. For the foreseeable future, it is anticipated that any earnings which may be generated from operations of the Company will be retained for use in the Company's business, and that cash dividends will not be paid to stockholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Result of Operations

Years Ended June 30, 1999, 1998 and 1997

        The Company had revenues from discontinued operations for the years ended June 30, 1999, 1998 and 1997 in the amounts of $1,145,155, $5,753,436 and
$6,907,025, respectively.

        General and administrative expenses related to discontinued operations for year ended June 30, 1999 were $1,748,850, $6,552,178 for the corresponding year end in 1998 and $7,010,694 for the corresponding year end in 1997. General and administrative expenses during those years consisted of fees and related expenses associated with operating the Lakes Regional Medical Center. The Company realized net losses of $603,695 for the fiscal year 1999, $798,742 for the corresponding period in 1998 and $103,669 for the corresponding year ended June 30, 1997.

        The Company had losses from continuing operations for the years ended June 30, 1999, 1998, and 1997 of $1,026,097, $676,430, and $395,682,
respectively. The losses resulted primarily from expenses incurred in the design and development of a rapid deployment healthcare system.

        The resulting net losses from continuing and discontinued operations for the years ended June 30, 1999, 1998, and 1997 were $1,566,702, $1,475,172, and
$495,351, respectively.

Liquidity and Capital Resources

        In June, 1999, the Company had $335 in cash. The Company has incurred significant losses since inception resulting in a shareholders' deficit and working capital deficit at June 30, 1999 of $2,289,742. Effective October 17, 1998, the Company has discontinued all of its previous operations. The Company's subsidiary, Global, has defaulted on its obligations and Global's secured creditors have taken substantially all of Global's assets. In addition, one secured creditor has filed a motion for partial summary judgment against the Company and Global. (See Legal Proceedings). The Company is exploring new business ventures and sources of financing. Management has indicated that the Company has continued to incur operating losses for periods subsequent to June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. Management believes that actions presently being taken to acquire an operating business and to develop a new line of business constructing prefabricated hospitals in third wold countries provide the Company the opportunity to continue as a going concern. Management has term sheets with potential accredited investor groups to provide financing for future acquisitions and business development, but no assurances can be made that the Company will have enough capital to continue operations.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company has not had regular audits since its inception. Weaver and Tidwell, LLP audited the attached financial statements and opined on the balance sheet for the Company's fiscal year ended June 30, 1999. They also audited prior financial statements submitted to the Securities and Exchange Commission.

ITEM 9. DIRECTORS AND OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16 (A) OF THE EXCHANGE ACT

        Name                                Position
        ----                                --------

        Bernard Artz                Chairman, Chief Financial Officer

        Lawrence Artz               Vice-President, Director

        Jack Fishman (1)            Chief Accounting Officer, Director

        Joseph M. Cerra             Director

        Steven A. Massey (2)        Director

(1) Mr. Fishman resigned his position as director and Chief Accounting Officer as of July 7, 1999, due to health reasons.

(2)     Mr. Massey resigned his position as director as of February 22, 1999.

        Bernard Artz, age 75, has been the chairman and a director of the Company since 1994. From 1993 to 1996, he was a vice president and director of Travel Safety Corp. From 1994 to the present, he has been a director and co-chairman of Lundell Technologies, Inc., a public company.

        Lawrence Artz, age 48, has been an officer and director of the Company since 1994. From 1994 to the present, Mr. Artz has been a director and vice president of Lundell Technologies, Inc., a public company. From 1993 to the present, Mr. Artz has been managing director of Safety & Technology Group, Ltd. of Hong Kong, a manufacturer of non-ozone depleting refrigerants and children's' safety products. From 1993 to the present, Mr. Artz has been a director of Global Investment Fund, Ltd. From 1991 to 1993, Mr. Artz has been a managing director of Starcomm, Ltd., a manufacturer of children's' safety products. From 1987 to 1991, Mr. Artz was a managing director of Asia Industries Group Ltd. From 1981 to 1985 he was director of marketing for Conair Corporation.

        Joseph M. Cerra, age 47, has been a director of the Company since 1994. From 1994 to the present, Mr. Cerra has been secretary of Lundell Technologies, Inc. From 1991 to the present, he has been a manager of user services for Consolidated Edison of New York. From 1976 to 1991, he held various managerial and administrative positions with Consolidated Edison.

        Jack Fishman, age 70, was a director and an officer of the Company from 1994 to 1999. He is a Certified Public Accountant and has maintained an independent accounting practice for more than 20 years. He resigned his position as director of Neurotech on July 7, 1999, due to health reasons.

        Steven A. Massey, age 43, was a director of the Company from 1994 until February, 1999. He resigned as a director of Neurotech on February 22, 1999, but still consults with the Company. Mr. Massey is currently director and president of Lundell Technologies, Inc.

Compliance with Section 16(a) of the Exchange Act

        Management believes that all relevant parties have failed to file any reports under Section 16(a) of the Exchange Act since at least 1997. It is difficult for the Company to reconstruct what filings should have been made

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such periods.

                          SUMMARY COMPENSATION TABLE

                                          Annual compensation                         Long term compensation
                                                                                    Awards                          Payouts
                                                                                              Securities
                                                                                              underlying
                                                                     Restricted stock        options/SARs           Other
Name and principal position          Year   Salary   Bonus   Total       award(s)                 (#)             Compensation
                                              ($)     ($)     ($)          ($)
Bernard Artz , Chairman
                                     1997     $-0-    -0-    -0-         $150,000(1)            750,000(4)          -0-
                                     1998     $-0-    -0-    -0-          150,000(2)               -0-              -0-
                                     1999     $-0-    -0-    -0-          150,000(3)            750,000(5)          -0-


Lawrence Artz , Vice President
                                     1997     $-0-   -0-   -0-           $150,000(1)            750,000(4)          -0-
                                     1998     $-0-   -0-   -0-           $150,000(2)               -0-              -0-
                                     1999     $-0-   -0-   -0-           $150,000(3)            750,000(5)          -0-

Steven Massey, Director
                                     1997     $-0-   -0-   -0-           $150,000(1)            750,000(4)          -0-
                                     1998     $-0-   -0-   -0-           $150,000(2)               -0-              -0-
                                     1999     $-0-   -0-   -0-           $150,000(3)            750,000(5)          -0-

--------------
(1) The Company awarded restricted stock in the amount of 833,333 shares of Common Stock as compensation for 1997 to each named executive officer. The value of this award is calculated on the basis of the January 6, 1998 issue date closing price of $0.18.
(2) The Company awarded restricted stock in the amount of 750,000 shares of Common Stock as compensation for 1998 to each named executive officer. The value of this award is calculated on the basis of the January 5, 1999 issue date closing price of $0.20.
(3) The Company awarded restricted stock in the amount of 267,857 shares of Common Stock as compensation for 1999 to each named executive officer. The value of this award is calculated on the basis of the January 4, 2000 issue date closing price of $0.56.
(4) On December 5, 1997 each named executive officer was granted an option to purchase 750,000 shares of Common Stock for five (5) years at an exercise price of $0.20. The closing price for Neurotech Common Stock on the date of grant was $0.15.
(5) On January 5, 1999, each named executive officer was granted an option to purchase 750,000 shares of Common Stock at an exercise price of $0.20 for five (5) years. The closing price for Neurotech Common Stock on the date of grant was $0.20.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth, as of January 28, 2000, the name and the number of shares of the Company's Common Stock, $.01 par value, held of record or beneficially by each director, each named executive officer and all officers and directors as a group. Other than officers and directors, the Company knows of no other stockholder who holds of record or beneficially more than 5% of the issued and outstanding Common Stock. Approximately 51% of the Company's outstanding Common Stock is held in street name by Cede & Company.

Name                                             No. of  Shares of Common                          (2)
and Address(1)                                   Stock Beneficially Owned                   Percent of Class
--------------                                   ------------------------                   ----------------
Officers, Directors and Nominees:

Bernard Artz                                         5,502,315 (3)                               14.75

Steven A. Massey                                     3,501,190 (3)                                9.39

Lawrence M. Artz                                     4,583,658 (3)                               12.29

Joseph M. Cerra                                        225,000                                   0.063

Jack Fishman                                            40,000                                   0.001

Directors and Officers as                           13,852,163                                   34.37
as a Group (5 persons)

____________________

(1) The address for each of the named officers is 45 Orchard St., Manhassett, New York 11030.
(2) Based upon 35,803,672 shares outstanding as of January 28, 2000, plus for each calculation the number of shares of Common Stock that such person or group can acquire within 60 days by exercise of options, warrants or similar rights .
(3)   Includes options for 1,500,000 shares.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company leases its present office space from Lundell Technologies, Inc. Bernard Artz, Lawrence Artz and Steve Massey, collectively, hold approximately thirty-two percent (32%) of the outstanding stock of Lundell Technologies, Inc. Management believes that this lease is commercially reasonable. From time to time, members of the Board or stockholders have advanced money to the Company to cover expenses. Neurotech has agreed to repay these advances in stock in the amount of the loan plus twenty percent (20%).


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number           Title                                                    Page
3.1                      Certificate of Incorporation, as Amended
3.2                      By-Laws
4.0                      SpecimenCertificate of Common Stock                      *
4.1                      Company's Stock Option Plan                              *
10.3                     Consent and Assumption Agreement                         **
10.4                     Secured Renewal and Extension Promissory Note            **
10.5                     Modification Renewal and Extension Agreement             **
10.6                     Covenant Not to Sue                                      **
10.7                     Credit Agreement                                         **
10.8                     $1,500,000.00 Promissory Note                            **
10.9                     $185,000 Promissory Note                                 **
10.10                    Deed of Trust, Security Agreement and Financing          **
                         Statement
10.11                    Assignment of Rents and Leases                           **
10.12                    Commercial Security Agreement                            **
10.13                    Assignment of Deposit Accounts and Security Agreement    **
10.14                    Guaranty Agreement                                       **
10.15                    Indemnity Agreement                                      **
10.16                    Corporate Certificate                                    **
10.17                    Asset Purchase Agreement                                 **
10.18                    Special Warranty Deed with Assumption                    **
10.19                    Bill of Sale and Assignment - Jasper Associates          **
10.20                    Assignment of and Assumption of Lease                    **
10.21                    Bill of Sale and Assignment -
                                Mary E. Dickerson Hospital Group, Ltd.            **
10.22                    Loan and Security Agreement                              **
10.23                    Lease Agreement between Lundell Technologies, Inc. as
                                landlord and the Company, dated February 1, 1999
10.24                    Turnkey Hospital Purchase Contract between the Company
                                and Techni-Lube Singapore PTE, Ltd., dated
                                March 2, 1999
10.25                    Turnkey Hospital Purchase Contract between the Company
                              and Techni-Lube Singapore PTE, Ltd., dated
                              March 2, 1999
10.26                    Turnkey Hospital Purchase Agreement between the Company
                                and The Chaoshan Hospital, Hongyuan Economic

                                 Industry Trade Co. Ltd.
10.27                    Turnkey Hospital Purchase Agreement between the Company
                                 and the Xian Municipal Government dated
                                 November 19, 1999
10.28                    Turnkey Hospital Purchase Agreement between the Company
                                 and the Zhen Jiang Province Riyueming Economic
                                 and Trade Co. Ltd., dated October 24, 1999
10.29                    Turnkey Hospital Purchase Agreement between the Company
                                 and The People's Government of Jiading Shanghai,
                                 dated November 4, 1999
10.30                    Turnkey Hospital Purchase Contract between the Company
                                 and The People's Government of Jiading Shanghai,
                                 dated November 4, 1999
10.31                    Letter Agreements dated May 20, 1999 and July 30, 1999
                                 relating to the Stock Purchase between the
                                 Company and American International Medical
                                 Resources, Inc.
21                       Subsidiaries of the Registrant
27                       Financial Data Schedule



______________

* Previously filed with the Company's Registration Statement on Form S-18, filed with the Commission on December 18, 1985.

**   Previously filed with Form 8-K of May 31, 1997.

(b)  Reports on Form 8-K


     The Company has not filed its 1934 Act reports since June of 1997. It has not filed any reports on Form 8-K since May 31, 1997.


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of January, 2000.


                                 NEUROTECH DEVELOPMENT CORPORATION


                            By:   /s/ Bernard Artz
                                 -----------------------------------------------
                                 Bernard Artz, Chairman, Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bernard Artz
----------------------------------------                    January 31, 2000
Bernard Artz, Chairman, Chief Financial Officer             -------------------
                                                            Date
/s/ Lawrence M. Artz
----------------------------------------                    January 31, 2000
Lawrence M. Artz, Director, President                       -------------------
                                                            Date
/s/ Joseph M. Cerra
----------------------------------------                    January 31, 2000
Joseph M. Cerra, Director                                   -------------------
                                                            Date

                                C O N T E N T S

                                                                        Page
INDEPENDENT AUDITOR'S REPORT...........................................  F-2


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets..........................................  F-4

  Consolidated Statements of Operations................................  F-5

  Consolidated Statements of Changes
     In Stockholders' Equity (Deficit).................................  F-6

  Consolidated Statements of Cash Flows................................  F-7

  Notes to Consolidated Financial Statements...........................  F-9


                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Neurotech Development Corporation
(formerly Neurotech Corporation)
Manhasset, New York

We have audited the accompanying consolidated balance sheets of Neurotech Development Corporation (formerly Neurotech Corporation) and Subsidiaries (the Company) as of June 30, 1999, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were engaged as auditors subsequent to the year ended June 30, 1999. Therefore, we were unable to observe the physical inventory taken at June 30, 1998 and 1997, or the amount of inventory assumed by secured creditors in 1999, since those events occurred prior to our engagement as auditors. The Company's records do not permit adequate retroactive tests of inventory quantities. Also, the Company sold a wholly-owned subsidiary effective July 1, 1998, and supporting documents for all transactions of that subsidiary were transferred to the new owner. Therefore, sufficient, adequate documentation to support the 1998 and 1997 balance sheet amounts and the 1999, 1998 and 1997 statements of operations and cash flows amounts related to that subsidiary were not available for our inspection. Accordingly, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the consolidated balance sheets as of June 30, 1998 and 1997, or on the consolidated statements of operations and cash flows for each of the years in the three year period ended June 30, 1999.

To the Board of Directors
Neurotech Development Corporation


In our opinion, the consolidated balance sheet as of June 30, 1999, presents fairly, in all material respects, the financial position of Neurotech Development Corporation and Subsidiaries at June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring operating losses since inception and liabilities exceeded assets by $2,289,742 at June 30, 1999. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, as discussed in
Note 6, the Company is the defendant in a lawsuit alleging breeches of guarantee agreements relating to two promissory notes. The ultimate outcome of the lawsuit cannot presently be determined, but management is of the opinion that it will not have a material impact on the Company's financial position. Accordingly, no provision for any additional liability that may result has been made in the consolidated balance sheet at June 30, 1999. Nevertheless, due to uncertainties with the lawsuit, it is at least reasonably possible that management's view of the outcome will change in the near future.

/s/ Weaver and Tidwell, L.L.P

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
January 26, 2000

3358

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                          CONSOLIDATED BALANCE SHEETS


                                                                             June 30,
                                                             ---------------------------------------
                                                                 1999           1998         1997
                    ASSETS                                   -----------    -----------   ----------
CURRENT ASSETS
      Cash and cash equivalents                              $       335    $    38,825    $  161,109
      Account receivable - related parties                        20,299              -             -
                                                             -----------    -----------    ----------
              Total current assets                                20,634         38,825       161,109
                                                             -----------    -----------    ----------
TOTAL ASSETS                                                 $    20,634    $    38,825    $  161,109
                                                             ===========    ===========    ==========
                 LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Convertible debenture                                  $   100,000    $         -    $        -
      Accounts payable and accrued expenses                      710,200      1,101,578       523,478
      Accounts payable - related parties                         140,981        141,152       140,423
      Net liabilites of discontinued operations                1,359,195        853,517       173,558
                                                             -----------    -----------   -----------
              Total current liabilities                        2,310,376      2,096,247       837,459

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock; par value $0.01 per share;
          authorized 40,000,000 shares;
          issued 33,917,244; 25,677,748; and
          24,155,748 shares, respectively                        339,173        256,778       241,558
      Additional paid-in capital                               5,467,123      4,215,136     4,136,256
      Retained earnings (deficit)                             (7,946,038)    (6,379,336)   (4,904,164)
                                                             -----------    -----------   -----------

                                                              (2,139,742)    (1,907,422)     (526,350)
      Less 100,000 shares of Treasury stock, at cost            (150,000)      (150,000)     (150,000)
                                                             -----------    -----------   -----------
              Total stockholders' equity (deficit)            (2,289,742)    (2,057,422)     (676,350)
                                                             -----------    -----------   -----------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                         $    20,634    $    38,825    $  161,109
                                                             ===========    ===========   ===========

The Notes to Consolidated Financial Statements are an integral part of these staements.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Years Ended June 30,
                                                           -------------------------------------------
                                                               1999           1998            1997
                                                           ------------   ------------     -----------
Revenue                                                    $         -    $         -     $         -

Costs and Expenses
      Administrative                                          (819,607)      (567,284)       (266,736)
      Contract services                                       (193,185)       (78,575)       (128,946)
      Interest                                                 (13,305)       (30,571)              -
                                                           -----------    -----------     -----------
              Loss from continuing operations               (1,026,097)      (676,430)       (395,682)

Income tax benefit
                                                                     -              -               -
                                                           -----------    -----------     -----------
                                                            (1,026,097)      (676,430)       (395,682)

Discontinued Operations
      Loss from operations                                    (603,965)      (798,742)       (103,669)
      Gain on disposal                                          63,360              -               -
                                                           -----------    -----------      ----------
              Loss from discontinued operations               (540,605)      (798,742)    $  (103,669)
                                                           -----------    -----------     -----------
              Net loss                                     $(1,566,702)   $(1,475,172)    $  (499,351)
                                                           ===========    ===========     ===========

Basic loss per share
      Continuing operations                                $     (0.03)   $     (0.03)    $     (0.02)
      Discontinued operations                                    (0.02)         (0.03)          (0.00)
                                                           -----------    -----------     -----------
              Net loss per share                           $     (0.05)   $     (0.06)    $     (0.02)
                                                           ===========    ===========     ===========

Weighted average number of
      common shares outstanding                             30,257,919     24,348,740      24,155,748
                                                           ===========    ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                      CONSOLIDATED STATEMENTS OF CHANGES
                       IN STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                      Additional
                                     Common            Paid-in          Retained           Treasury
                                      Stock            Capital          (Deficit)            Stock              Total
                                     ----------       -----------      -----------         -----------      --------------
Balance,
        June 30, 1996                $   241,558      $  4,136,256     $  (4,404,813)      $   (150,000)    $   (176,999)

        Net loss                               -                 -          (499,351)                 -         (499,351)
                                     -----------      ------------     -------------       ------------     ------------

Balance,
     June 30, 1997                       241,558         4,136,256        (4,904,164)          (150,000)        (676,350)

     Stock options
        granted                                -            18,000                 -                  -           18,000

     Common stock
        issued for cash                   15,000            60,000                 -                  -           75,000

     Common stock
        issued for services                  220               880                 -                  -            1,100

     Net loss                                  -                 -        (1,475,172)                 -       (1,475,172)
                                     -----------      ------------     -------------       ------------     ------------
Balance,
     June 30, 1998                       256,778         4,215,136        (6,379,336)          (150,000)      (2,057,422)

     Common stock
        issued for cash                   22,458           245,224                                               267,682
     Common stock
        issued for services               59,937         1,006,763                 -                  -        1,066,700

     Net loss                                  -                 -        (1,566,702)                 -       (1,566,702)
                                     -----------      ------------     -------------       ------------     ------------
Balance,
     June 30, 1999                   $   339,173      $  5,467,123     $  (7,946,038)      $   (150,000)    $ (2,289,742)
                                     ===========      ============     =============       ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended June 30,
                                                                        ----------------------------------------------------
                                                                            1999                1998               1997
                                                                        --------------     --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           $ (1,566,702)      $  (1,475,172)      $    (499,351)

     Adjustments to reconcile net loss to
        net cash used in operating activities

        Gain on disposal                                                     (63,360)                  -                   -
        Depreciation and amortization                                         64,386             154,127             177,972
        Stock issued for services                                          1,066,700               1,100                   -
        Stock options granted for services                                         -              18,000                   -
        Changes in assets and liabilities
           Accounts receivable - related party                               (20,299)                  -                   -
           Accounts payable and accrued expenses                            (391,378)            578,100             324,028
           Accounts payable - related party                                     (171)                729              59,712
           Net liabilities of discontinued operations                        504,652             525,832            (178,591)
                                                                        ------------       -------------       -------------
              Net cash used in operating activities                         (406,172)           (197,284)           (116,230)


CASH FLOWS FROM INVESTING ACTIVITIES                                               -                   -                   -
                                                                        ------------       -------------       -------------

              Net cash used in investing activities                                -                   -                   -

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                                                    Years Ended June 30,
                                                                   -----------------------------------------------------
                                                                        1999                1998                1997
                                                                   --------------      -------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from convertible debenture                                  100,000                  -                   -
     Sale of common stock                                                 267,682             75,000                   -
                                                                   --------------      -------------      --------------

              Net cash provided
                  by financing activities                                 367,682             75,000                   -
                                                                   --------------      -------------      --------------
              Net decrease in cash                                        (38,490)          (122,284)           (116,230)

CASH, BEGINNING                                                            38,825            161,109             277,339
                                                                   --------------      -------------      --------------
CASH, ENDING                                                       $          335      $      38,825      $      161,109
                                                                   ==============      =============      ==============

SUPPLEMENTAL DISCLOSURE
     OF CASH FLOW INFORMATION

     Cash paid for

        Interest                                                   $       66,728          $ 177,390      $      275,211
                                                                   ==============      =============      ==============
        Taxes                                                      $            -      $           -      $            -
                                                                   ==============      =============      ==============

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Stock options issued for services                             $            -      $      18,000      $            -
                                                                   ===============     =============      ==============
     Common stock issued for services                              $     1,066,700     $       1,100      $            -
                                                                   ===============     =============      ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                        (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND NATURE OF OPERATIONS

  Organization

     Neurotech Development Corporation (the Company) was incorporated in Delaware on September 13, 1983 as Bellevue Medical Corporation. On October 9, 1984, the Company changed its name to Neurotech Corporation and on July 1, 1998, to Neurotech Development Corporation.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Neuroscientific Corporation (dormant) and Global Health Enterprises, Inc. (Global). Global's wholly-owned subsidiary, Health Systems Home Care, was sold effective July 1, 1998. The remaining operations of Global were discontinued on October 17, 1998 (see Note 4). All significant intercompany balances and transactions have been eliminated upon consolidation.

  Nature of Operations

     Prior to 1996, the Company was engaged in the assembly, marketing and sale of proprietary non-invasive medical research instruments and custom delay lines, and the distribution of non-ozone depleting refrigerant products. These businesses were discontinued in 1996. Effective June 1, 1996, the Company, through its newly formed subsidiary, Global, acquired the real property and operating assets and liabilities of Mary E. Dickerson Memorial Hospital, a 49 bed acute care hospital in Jasper, Texas. The hospital was doing business as Lakes Regional Medical Center. On October 17, 1998, the hospital was closed and all operations were discontinued (see Note 4). The operations of all previous businesses are reported as discontinued operations for all years presented in these financial statements.


NOTE 2.   GOING CONCERN

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a shareholders' deficit and working capital deficit at June 30, 1999 of $2,289,742. Effective October 17, 1998, the Company has discontinued all of its previous operations (see Note 4). The Company's subsidiary, Global, has defaulted on its obligations and Global's secured

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                        (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   GOING CONCERN - continued

  creditors have taken substantially all of Global's assets. In addition, one secured creditor has filed a motion for partial summary judgment against the Company and Global (see Note 6). The Company is exploring new business ventures and sources of financing. The Company has continued to incur operating losses for periods subsequent to June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

  In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. Management believes that actions presently being taken to acquire an operating business and to develop a new line of business constructing prefabricated hospitals in third world countries provide the Company the opportunity to continue as a going concern.
  Management has also entered into agreements with an accredited investor group to provide financing of up to $6,000,000 for future acquisitions and business development. Subsequent to June 30, 1999, the Company had drawn $1,100,000 against this credit facility before the agreement was terminated (see Note
  10).


NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Net liabilities of discontinued

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                        (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

  Use of Estimates - continued

     operations include management's best estimate of the ultimate liability that may result from the closing of the Company's hospital operations and settlement of its obligations. The amounts the Company ultimately may be required to pay could differ materially in the near term from the amounts assumed in arriving at the net liability of discontinued operations at June 30, 1999.

  Income Taxes

     The Company records deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, using tax rates in effect when those differences are expected to reverse. A valuation allowance is established for net deferred tax assets when management determines that it is more likely than not that the deferred tax asset will not be realized.

  Basic and Diluted Earnings (Loss) Per Share

     Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed after giving effect to all dilutive potential common shares that were outstanding during the period. However, the computation of diluted earnings (loss) per share shall not assume conversion of potential common shares if conversion would have an antidilutive effect on earnings
     (loss) per share. Therefore, diluted loss per share has not been presented because the effect would have been antidilutive in all periods presented.


NOTE 4.   DISCONTINUED OPERATIONS

  Effective July 1, 1998, the Company discontinued and sold its home health care business and incurred a loss on disposal of approximately $115,550. Effective October 17, 1998, the Company discontinued and closed its hospital operations. In connection with the closing of the hospital, the Company's secured creditors assumed substantially all assets of Global, the Company's wholly-owned subsidiary.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                        (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   DISCONTINUED OPERATIONS - continued

  Net liabilities of discontinued operations consist of the following:


                                            1999             1998              1997
                                       -------------     -------------    --------------

     Accounts receivable               $           -     $    949,695     $   1,194,141
     Inventory                                     -          199,411           317,239
     Property and equipment                        -        1,937,917         2,040,696
     Other assets                                  -           14,677            14,722
     Notes payable                          (385,747)      (2,696,589)       (2,840,079)
     Accounts payable
       and accrued expenses                 (973,448)      (1,258,628)         (900,277)
                                       -------------     ------------     -------------
          Net liabilities of
            discontinued operations    $  (1,359,195)    $   (853,517)    $    (173,558)
                                       =============     ============     =============

  The Company's subsidiary Global has been in default under the terms of one or more of its notes payable agreements with secured creditors since 1996. When the hospital closed in October 1998, DVI Business Credit Corp. foreclosed on obligations due them of approximately $516,760, including principal and interest, and assumed control of collateral consisting of cash, accounts receivable and major movable equipment with a recorded value of approximately $365,025. The remaining obligation to DVI, if any, is in dispute (see Note
  6). The Company has included $151,735 in net liabilities of discontinued operations related to this contingency. In January 1999, DT Investments, the holder of two notes originally payable to the Bank of America National Trust and Savings Association totaling approximately $2,098,760, including principal, interest, and unpaid property taxes as of October 30, 1998, assumed control of collateral consisting of land, land improvements, buildings, and building improvements and other assets with a recorded value of approximately $1,919,850. The settlement with DT Investments resulted in a gain to the Company of approximately $178,910. The remaining net liabilities of discontinued operations consist of amounts due to unsecured creditors of Global. While the amounts for which the Company could ultimately be obligated could differ from the amounts assumed in establishing the net liability at June 30, 1999, management believes that the recorded amount will be sufficient to cover all future obligations.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                        (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   DISCONTINUED OPERATIONS - continued

  The results of operations of the discontinued business for each period presented have been classified as loss from discontinued operations as follows:


                                               1999            1998            1997
                                          --------------  --------------  --------------

     Revenues                               $ 1,145,155     $ 5,753,436     $ 6,907,025
     Costs and expenses                      (1,748,850)     (6,552,178)     (7,010,694)
                                           ------------    ------------   -------------
     Loss before income tax benefit            (603,695)       (798,742)       (103,669)
     Income tax benefit                               -               -               -
                                           ------------    ------------    ------------
     Loss from discontinued operations     $   (603,695)   $   (798,742)   $   (103,669)
                                           ============    ============    ============

NOTE 5.   CONVERTIBLE DEBENTURE

  At June 30, 1999, the Company had outstanding a $100,000 convertible debenture which bears interest at 10%. The debenture is convertible into 1,000,000 shares of common stock of the Company. In July 1999, the holder of the debenture requested conversion. The shares have not been issued.


NOTE 6.   CONTINGENCIES

  DVI Business Credit Corp., and DVI Financial Services, Inc. have filed claims against the Company for alleged breaches of guarantee agreements relating to two promissory notes made by Global and guaranteed by the Company. DVI Business Credit Corp. has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global. The Court found that the promissory note is valid and enforceable. However, the amount owed is still in dispute. The Company contends that the collateral assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company be completely unsuccessful, the ultimate exposure could range up to approximately $516,760 plus attorney's fees. At this point, it is uncertain as to the ultimate resolution of this matter and it is uncertain as to the amount, if any, that will finally be recovered by the Plaintiffs. The Company believes that it has adequately provided for its future obligations and that the ultimate resolution of this matter will not have a material effect on its financial position.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                        (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   CONTINGENCIES - continued

  In addition, the Securities and Exchange Commission (SEC) has issued an Order Instituting Cease-and-Desist Proceedings against the Company, one of its officers, and a financial consultant. In the notice, the SEC alleges that the Company's officer and the financial consultant conducted a fraudulent internet offering. The matter is set for an administrative hearing to determine whether a cease-and-desist order should be issued. The Company and its officers intend to vigorously contest all issues and expect that both will be completely absolved in the matter.


NOTE 7.    INCOME TAXES

  The provision for income taxes for the years ended June 30, 1999, 1998 and 1997 was computed as follows:

                                                             1999           1998           1997
                                                         -------------  -------------  -------------
     Tax benefit at federal statutory rates               ($   348,873)  ($   229,986)  ($   134,532)
     Losses not providing tax benefits                         348,873        229,986        134,532
                                                          ------------   ------------   ------------

     Tax provision                                         $         -    $         -    $         -
                                                          ============   ============   ============

  The components of the Company's deferred tax assets and liabilities at June 30, 1999, 1998 and 1997 were:

                                                             1999           1998           1997
                                                         ------------   ------------   ------------
     Net operation loss carryforward                      $  2,383,280   $  1,537,630   $  1,149,660
     Officers' compensation                                     81,600        244,800         81,600
     Allowance for doubtful accounts                                 -        166,770        236,100
     Reserves for losses                                        51,000         34,000         20,400
     Research and development credits                           61,600         61,600         61,600
                                                          ------------   ------------   ------------

     Net deferred tax asset                                  2,577,480      2,044,800      1,549,360
     Valuation allowance                                    (2,577,480)    (2,044,800)    (1,549,360)
                                                          ------------   ------------   ------------
     Net deferred taxes                                   $          -   $          -   $          -
                                                          ============   ============   ============
     Change in valuation allowance                        $    532,680   $    495,440   $    169,960
                                                          ============   ============   ============

  The Company has a net operating loss carryforward of approximately $7,009,700 which expires in the years 2001 through 2014. In addition, the Company has research and development credit carryforwards of approximately $61,600 which ultimately expire in 2006.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                        (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   RELATED PARTY TRANSACTIONS

  The Company's related party transactions consist primarily of advances from and repayments to entities owned by common shareholders. The amounts due from or to these related entities are separately stated on the accompanying consolidated balance sheets as accounts receivable - related parties or accounts payable - related parties. Included in administrative expenses for each of the three years in the period ended June 30, 1999 is $18,000 of office rent to a company under common ownership.


NOTE 9.   STOCK OPTIONS

  On December 5, 1997, the Company granted 2,250,000 stock options to officers and directors and 200,000 stock options to nonemployees. On January 6, 1999, the Company granted 2,250,000 stock options to officers and directors. The Company appies APB Opinion 25 and related interpretations to account for its stock options issued to employees. Accordingly, no compensation cost has been recognized for the granting of options to employees. For the year ended June 30, 1998, $18,000 has been recognized as expense related to options granted to nonemployees. The stock options may be exercised for five years from the grant date at $.20 per share. No options have been exercised. A summary of the status of the Company's stock options is as follows:

                                                  1999                        1998
                                        -------------------------    -------------------------
                                                        Weighted                     Weighted
                                                         Average                      Average
                                          Shares        Exercise       Shares        Exercise
                                          (000)           Price         (000)          Price
                                        ---------      ----------     ---------     ----------
     Outstanding balance                    2,450       $     -              -       $     -
      Granted                               2,250           .20          2,450           .20
      Exercised                                 -             -              -             -
      Forfeighted                               -             -              -             -
                                           ------                     --------

     Outstanding, ending                    4,700           .20          2,450           .20
                                           ======                     ========

     Options exercisable at year end        4,700           .20          2,450           .20
                                           ======                     ========

     Weighted average fair value of
      options granted during the year      $  .13                     $    .09
                                           ======                     ========

  At June 30, 1999, the 4,700,000 options outstanding have an exercise price of $.20 per share and a weighted average remaining contractual life of 3.9 years.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                        (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9.   STOCK OPTIONS - continued

  Had compensation cost for the Company's stock options been determined based on the fair value at the grant date the Company's net loss and loss per share for 1999 and 1998 would have been as follows:

                                                 1999                1998
                                          ------------------  ------------------
     Pro forma net loss
       Continuing operations                    $(1,318,597)        $  (878,930)
       Discontinued operations                     (540,605)           (798,742)
                                                -----------         -----------

          Pro forma net loss                    $(1,859,202)        $(1,677,672)
                                                ===========         ===========

     Pro forma basic loss per share
       Continuing operations                    $      (.04)        $      (.04)
       Discontinued operations                         (.02)               (.03)
                                                -----------         -----------
          Pro forma net loss per share          $      (.06)        $      (.07)
                                                ===========         ===========

  Compensation cost under the fair value method was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%; expected life of 3 years; expected volatility of 144.57% in 1999 and 81.67% in 1998, and a risk-free interest rate of 6.0%.


NOTE 10.   SUBSEQUENT EVENTS

  On August 25, 1999, the Company entered into a financing agreement with Avalon Financial Services, LLC (Avalon) for financing of up to $6,000,000 secured by
  3.3 million shares of common stock of the Company owned by officers and directors. As consideration for arranging the loans, the agreement also grants Avalon warrants to purchase 500,000 shares of common stock of the Company exercisable at $0.55 per share. As draws were made, the Company entered into a series of 30 day renewable promissory notes bearing interest at 10%. The Company had drawn $1.1 million under this financing agreement before it was terminated. The Company disputes its obligation to issue the warrants. The funds are being used to fund a potential acquisition and for working capital.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                        (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.   SUBSEQUENT EVENTS - continued

  The Company has entered into a letter of understanding to acquire up to 60% of the common stock of American International Medical Resources, Inc. (AIM) for cash of $4,100,000 and notes of $3,900,000 which will in turn acquire 100% of Residential Health Care, Inc. The Company then intends to purchase the remaining 45% of AIM for 8,500,000 shares of the Company's common stock. The Company intends to complete this acquisition in a series of transactions. To date, the Company has invested $1,320,000 for 12.5% ownership interest in AIM.

  The Company is negotiating with another lender to extend the Company a line of credit to be secured by the Company's common stock owned by officers and directors. This agreement is contingent on the Company being up to date on all its SEC filings and that the collateral be registered. The agreement also requires the Company to issue to the lender warrants to purchase 100,000 shares of common stock exercisable at $1.25 per share.

  On December 10, 1999, the Company amended its Certificate of Incorporation and increased its authorized number of shares from 40,000,000 to 100,000,000.

  In connection with the August 25, 1999 financing agreement with Avalon, 3.3 million shares of Company common stock owned by three individuals (officers and/or directors of the Company) was pledged as collateral. In October 1999, Avalon foreclosed on $1.1 million of 30 day notes plus accrued interest and assumed the collateral as payment. In accordance with an agreement between the three individuals and the Company, the Company is obligated to issue 1.2 times the number of shares lost in the foreclosure plus additional shares for any tax consequences that may ensue to the individuals. In October 1999, the Company agreed to issue 4,380,415 shares of common stock to the three individuals as compensation for the shares lost in the foreclosure. The shares have not been issued.