Form 10QSB
period 1999-09-30
NEUROTECH CORP
filed 2000-02-01
CIK 758953

                                 UNITED STATES
                                 -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                  Form 10-QSB
                                  -----------

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

               For the quarterly period ended  September 30, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from ______________ to _________________

                         Commission file number 0-15179

                       NEUROTECH DEVELOPMENT CORPORATION
             -----------------------------------------------------
                 (Name if small business issuer in its charter)

       DELAWARE                                       06-1100063
---------------------------                    ------------------------
(State of incorporation                        (I.R.S. Employer
   or organization)                                 Identification No.)

45 ORCHARD STREET, MANHASSET, NEW YORK                  11030
---------------------------------------------     -----------------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number:          (516) 869-9663

                    formerly Neurotech Corporation
               -------------------------------------------------
        (former name, former address and former fiscal year if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such repots), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes (   )     No (X)

     35,803,672 shares of issuer's common stock were outstanding at January 28, 2000.

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES


                                     INDEX
                                     -----


                               SEPTEMBER 30, 1999
                               ------------------


                                                                          Page

PART I.    FINANCIAL INFORMATION.........................................    3

 Item 1    Financial Statements..........................................    3

             Consolidated balance sheet September 30, 1999                   3

             Consolidated statements of income - Three months
                ended September 30, 1999 and 1998                            4

             Consolidated statements of cash flows - Three
                months ended September 30, 1999 and 1998                     5

             Notes to consolidated financial statements -
                September 30, 1999                                           8

 Item 2.   Management's Discussion and Analysis of Financial Condition....   9

PART II.   OTHER INFORMATION..............................................   9

 Item 1.   Legal Proceedings..............................................  10

 Item 2    Changes in Securities..........................................  11

 Item 3.   Defaults upon Senior Securities................................  11

 Item 4.   Submission of Matters to a Vote of Security Holders............  11

 Item 5.   Other Information..............................................  11

 Item 6.   Exhibits and Reports on Form 8-K...............................  11

SIGNATURES................................................................  12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES)
                        (FORMERLY NEUROTECH CORPORATION)

                          CONSOLIDATED BALANCE SHEETS




                           ASSETS                                     September 30,          June 30,
                                                                          1999                 1999

CURRENT ASSETS                                                 $
        Cash and cash equivalents                                          10,599                 335
        Account receivable - related parties                               85,087              20,299
                                                                      -----------         -----------
              Tota1 Current Assets                                         95,686              20,634
                                                                                          -----------
INVESTMENT IN AIM                                                         560,000                  --
                                                                      -----------
TOTAL ASSETS                                                          $   655,686         $    20,634
                                                                      ===========         ===========

                                LIABILITIES AND
                        STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Convertible debenture                                         $   100,000         $   100,000
        Notes Payable - Avalon                                            500,000                  --
          Accounts payable and accrued expenses                         1,749,805             710,200
        Accounts payable -related parties                                  29,491             140,981
        Net liabilities of discontinued operations                      1,359,195           1,359,195
                                                                      -----------         -----------
              Total Current Liabilities                                 3,738,491           2,310,376

STOCKHOLDERS' EQUITY (DEFICIT)

        Common stock; par value $0.01 per share; authorized
         100,000,000 shares; issued 34,911,149 and
         33,917,244 shares, respectively
                                                                          349,112             339,173
        Additional paid-in capital                                      6,534,900           5,467,123
        Retained earnings (deficit)                                    (9,816,817)         (7,946,038)
                                                                      -----------         -----------

                                                                       (2,932,805)         (2,139,742)
        Less 100,000 shares of Treasury stock, at cost                   (150,000)           (150,000)
                                                                      -----------

              Total stockholders' equity (deficit)                     (3,082,805)         (2,289,742)
                                                                      -----------         -----------

TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT)                                $   655,686         $    20,634
                                                                      ===========         ===========

                       NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                        (FORMERLY NEUROTECH CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Three Months Ended
                                                                                September 30,
                                                                         1999               1998
Revenue                                                               $      --          $      --

Costs and Expenses

        Administrative                                                 $(1,870,779)       $  (275,691)
                                                                       -----------        -----------
        Loss from continuing operations                                $ 1,870,779        $  (275,691)

Discontinued Operations
        Loss from operations                                                    --           (213,712)
        Loss on disposal                                                        --           (112,323)
                                                                       -----------        -----------
        Loss from discontinued operations                                       --           (326,035)
                                                                       -----------        -----------
        Loss before income tax benefit                                  (1,870,779)          (601,726)
Income tax benefit                                                              --                 --
                                                                       -----------        -----------
        Net loss                                                       $(1,870,779)       $  (601,726)

Basic loss per share
        Continuing operators                                                  (.05)              (.01)
        Discontinued operations                                                 --               (.01)
                                                                       -----------        -----------
        Net loss per share                                                    (.05)              (.02)
                                                                       ===========        ===========

Weighted average number of common shares outstanding                    34,307,960         26,423,817

                       NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                        (FORMERLY NEUROTECH CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Three Months Ended
                                                                              September 30,
                                                                        1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                  $(1,870,779)           $(601,726)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization                                                --               47,775
Stock issued for services                                               703,126               31,500
Changes in assets and liabilities
          Accounts receivable - related party                           (64,788)                  --
          Accounts payable and accrued expenses                       1,039,605              205,987
          Accounts payable - related party                             (111,490)             (48,391)
          Net liabilities of discontinued operations                         --              243,331
                                                                    -----------            ---------
          Net cash used in operating activities                        (304,326)            (121,524)

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase equipment                                                 --                   --
          Invest in AIM                                                (560,000)                  --
                                                                    -----------            ---------
               Net cash used in investing activities                   (560,000)                  --

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from Borrowing                                       500,000
          Sale of common stock                                          374,590               89,599
                                                                    -----------            ---------

               Net cash provided by financing activities                874,590               89,599
                                                                    -----------            ---------

               Net increase (decrease) in cash                           10,264              (31,925)
CASH, BEGINNING                                                             335               38,825
                                                                    -----------            ---------
CASH, ENDING                                                        $    10,599            $   6,900
                                                                    ===========            =========

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instruction to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes, thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition

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

Results of Operation

          The Company has not had revenues from continuing operations for several years. Management, including certain key advisors, have been exploring new lines of business utilizing their international marketing expertise as well as acquisitions and strategic alliances.

          Management continues to expend significant time and effort in implementing and exploring future lines of business. Administrative expenses were $1,870,779 and $275,691 for the fiscal quarter ended September 30, 1999 and 1998, respectively. Because of lack of revenues, stock of the Company has been utilized where possible and practical as payment for expenses of the Company. The valuation of stock issuances has resulted in a significant increase in recognized expenses.

Liquidity and Capital Resources

          The Company has incurred significant losses since inception resulting in a shareholders' deficit and working capital deficit at September 30, 1999. Effective October 17, 1998, the company has discontinued all of its previous operations. The Company's subsidiary, Global Health Enterprises, Inc., has defaulted on its obligations and Global's secured creditors have taken substantially all of Global's assets. In addition, one secured creditor has filed a motion for partial summary judgment against the company and Global. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

          The Company has recently received acceptance of its rapid deployment health care system via contracts from Indonesia and China. Many contracts are with government, government owned development companies, and nonprofit foundations. The Company currently has significant potential sales in these countries to be completed over the next 3 years.

          The Company plans to begin construction if its first modular hospital in March of 2000. Such matters as geological analysis for the sites in Indonesia have been contracted by our customer. This analysis is expected to be completed in January. The Company has a medical and engineering team scheduled to begin work in Indonesia, February, 2000. The first hospital will be a prototype and is expected to be the only hospital constructed during the first 5 months of the year. The Company then intends to build the additional hospitals on the contractors over the next 2 years.

          The Company will be paid incrementally for each phase of the hospital projects. The Company has contacted major vendors for the supply of equipment, pharmaceuticals, computers, medical disposables, training and education, as well as the buildings to be erected.

          The Company expects to begin construction of its first modular hospital in China in June, 2000. These China contracts cover turnkey modular hospitals, tertiary hospitals, geriatric based modular hospitals, skilled nursing facilities and senior housing. The Company anticipates that it will be paid in advance for each phase of the contract, and will not have to raise any additional funds to support this line of business.

          The Company is moving forward with its acquisition of American International Medical Resources Inc. The Company has invested $1,320,000 to date and expects to pay $2,850,000 additionally plus 10.0 million shares of common stock to complete a 100% acquisition of American International Medical Resources Inc. American International Resources Inc. has an agreement in place to acquire 100% of Residential Health Care, Inc. The Company expects that American International Medical Resources Inc., through its acquisition of Residential Health Care, Inc., should provide a source of revenue for the Company during the calendar year 2000.

          The Company maintains a system of ongoing research in the areas of hospital operating systems, patient management, software, purchasing, and construction methods and standards.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

          In two separate lawsuits recently consolidated as DVI Business Credit Corp. and DVI Financial Services, Inc. vs. Global Health Enterprises, Inc. trading as Lakes Regional Medical Center, et al, filed in the District Court of Bexar County, Texas, 224th Judicial District, in January and March of 1999, DVI Business Credit Corp., and DVI Financial Services, Inc. (referred to generally as "DVI") have alleged breaches of guarantee agreements relating to two promissory notes made by Global and guaranteed by the Company. DVI Business Credit Corp. has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global. The Court found that the promissory note is valid and enforceable. However, the amount owed is still in dispute. The Company contends that the collateral assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company be completely unsuccessful, the ultimate exposure could range up to approximately $516,760 plus attorney's fees. At this point, it is uncertain as to the ultimate resolution of this matter and it is uncertain as to the amount, if any, that will finally be recovered by the Plaintiffs. The Company believes that it has adequately provided for its future obligations and that the ultimate resolution of this matter will not have a material effect on its financial position.

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

          National Linen Service has a default judgement against the Company's subsidiary, Global Health Enterprises, Inc. in the amount of $18,000.

Item 2  Changes in Securities

          (a) As of December 10, 1999, a majority of the Company's stockholders executed a written consent amending the Company's Certificate of Incorporation to increase the total number of authorized shares of Common Stock, $.01 par value, from 40,000,000 to 100,000,000. The Articles of Amendment were filed with the Delaware Secretary of State on December 14, 1999.

          (b) None

          (c) During the Company's fiscal quarter ended September 30, 1999, the Company issued certain debentures as set forth below:



     Date                          Number of Shares           Conversion Price         Proceeds to Company
-------------------------------------------------------------------------------------------------------
July 7, 1999                               46,296                    $0.8125                $ 37,615.50
-------------------------------------------------------------------------------------------------------
July 9, 1999                              305,236                    $  0.59                $180,089.24
-------------------------------------------------------------------------------------------------------
August 9, 1999                            100,000                    $  1.15                $115,000.00
-------------------------------------------------------------------------------------------------------

          These debentures were subsequently converted into Common Stock. The debentures and the shares of the Company's Common Stock which were issued pursuant to the transactions set forth above were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon their own due diligence and negotiation with the Company. Each was provided with appropriate documentation and access to material information regarding the Company as requested. The Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of the Company's Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

Item 3.  Defaults upon Senior Securities

          On August 25, 1999, the Company entered into a financing agreement with Avalon Financial Services, LLC (Avalon) for financing of up to $6,000,000 secured by 3.3 million shares of common stock of the Company owned by officers and directors. As consideration for arranging the loans, the agreement also granted Avalon warrants to purchase 500,000 shares of common stock of the Company exercisable at $0.55 per share. Due to several issues with respect to Avalon's performance under the terms of the financing commitment, the Company disputes its obligation to issue the warrants. As draws were made, the Company entered into a series of 30 day renewable promissory notes bearing interest at 10%. The Company had drawn $1.1 million under this financing agreement before it was terminated. The funds were used to fund a potential acquisition and for working capital.

          In connection with the August 25, 1999 financing agreement with Avalon, 3.3 million shares of Company common stock owned by three individuals (officers and/or directors of the Company) were pledged as collateral. In October 1999, Avalon foreclosed on $1.1 million of 30 day notes plus accrued interest and assumed the collateral as payment. In accordance with an agreement between the three individuals and the Company, the Company is obligated to issue
1.2 times the number of shares lost in the foreclosure plus additional shares for any tax consequences that may ensue to the individuals. In October 1999, the Company agreed to issue 4,380,415 shares of common stock to the three individuals as compensation for the shares lost in the foreclosure. The shares have not been issued.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fiscal quarter ended September 30, 1999. A majority of the Company's stockholders executed a written consent on December 10, 1999, increasing the Company's authorized capital from 40,000,000 shares to 100,000,000 shares. The Articles of Amendment were filed on December 14, 1999. The Company has not held regular annual stockholders meetings since its inception. As necessary, corporate actions have been approved by a requisite majority of the Company's stockholders.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27.0  Financial Data Schedule

          (b)  Reports on Form 8-K
               None

                                   SIGNATURES
                                   ----------



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NEUROTECH DEVELOPMENT CORPORATION



Date:  January 31, 2000      By:  /s/  Bernard Artz
      ------------------        -----------------------------------
                                Bernard Artz, Chairman, Chief Financial Officer