Form 10QSB
period 1999-12-31
NEUROTECH CORP
filed 2000-02-11
CIK 758953

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

                For the quarterly period ended December 31, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from ______________ to _________________

                         Commission file number 0-15179

                       NEUROTECH DEVELOPMENT CORPORATION
             -----------------------------------------------------
                 (Name if small business issuer in its charter)


       DELAWARE                                      06-1100063
---------------------------                    ------------------------
(State of incorporation                        (I.R.S. Employer
   or organization)                               Identification No.)


45 ORCHARD STREET, MANHASSET, NEW YORK                  11030
--------------------------------------------    ------------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number:          (516) 869-9663

                   formerly Neurotech Corporation
 ----------------------------------------------------------------------------
     (former name, former address and former fiscal year if changed since last report)

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

                                     INDEX

                               DECEMBER 31, 1999

                                                             Page

PART I.       FINANCIAL INFORMATION.........................   3

  Item 1      Financial Statements..........................   3

              Consolidated balance sheets  -
              December 31, 1999 and June 30, 1999...........   3

              Consolidated statements of operations  -
              Three months ended December 31, 1999 and 1998;
              Six months ended December 31, 1999 and 1998...   4

              Consolidated statements of cash flows  -
              Six months ended December 31, 1999 and 1998...   5

              Notes to consolidated financial statements....   6

Part I. Financial Information
Item 1. Financial Statements


              NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                          CONSOLIDATED BALANCE SHEETS


                                                                            December 31,           June 30,
                                                                               1999                 1999
                                                                          ----------------     ----------------
                                                                             (Unaudited)

                           ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $            71      $           335
     Accounts receivable - related parties                                         80,600               20,299
     Loan receivable - Avalon                                                     100,000                    -
                                                                          ----------------     ----------------
              Total current assets                                                180,671               20,634

INVESTMENTS IN AIM                                                              1,320,000                    -
                                                                          ----------------     ----------------
TOTAL ASSETS                                                                  $ 1,500,671      $        20,634
                                                                          ================     ================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Convertible debenture                                                 $      100,000       $      100,000
     Accounts payable and accrued expenses                                      4,946,308              710,200
     Accounts payable - related parties                                            22,009              140,981
     Net liabilities of discontinued operations                                 1,359,195            1,359,195
                                                                          ----------------     ----------------
              Total current liabilities                                         6,427,512            2,310,376

STOCKHOLDERS' DEFICIT
     Common stock; par value $0.01 per share;
          authorized 100,000,000 shares;
          issued 34,911,149 and 33,917,244 shares, respectively                   349,112              339,173
     Additional paid-in capital                                                 6,534,900            5,467,123
     Retained earnings (deficit)                                              (11,660,853)          (7,946,038)
                                                                          ----------------     ----------------
                                                                               (4,776,841)          (2,139,742)
     Less 100,000 shares of Treasury stock, at cost                              (150,000)            (150,000)
                                                                          ----------------     ----------------
              Total stockholders' deficit                                      (4,926,841)          (2,289,742)
                                                                          ----------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $     1,500,671      $        20,634
                                                                          ================     ================

              NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended                       Six Months Ended
                                                           December 31,                            December 31,
                                                     1999                1998                1999                1998
                                                ----------------   -----------------    ----------------   -----------------
REVENUE                                         $             -    $              -     $             -    $              -

COSTS AND EXPENSES
     Administrative                                  (1,834,556)           (211,917)         (3,703,119)           (487,608)
     Interest                                            (9,480)                  -             (11,696)                  -
                                                ----------------   -----------------    ----------------   -----------------
          Loss from continuing operations            (1,844,036)           (211,917)         (3,714,815)           (487,608)
Income tax benefit                                            -                   -                   -                   -
                                                ----------------   -----------------    ----------------   -----------------
                                                     (1,844,036)           (211,917)         (3,714,815)           (487,608)

DISCONTINUED OPERATIONS
     Loss from operations                                     -            (580,724)                  -            (794,436)
     Loss on disposal                                         -             270,488                   -             158,165
                                                ----------------   -----------------    ----------------   -----------------
          Loss from discontinued operations                   -            (310,236)                  -            (636,271)
                                                ----------------   -----------------    ----------------   -----------------
          Net loss                              $    (1,844,036)   $       (522,153)    $    (3,714,815)   $     (1,123,879)
                                                ================   =================    ================   =================

Basic loss per share
     Continuing operations                      $         (0.05)   $          (0.01)    $         (0.11)   $          (0.02)
     Discontinued operations                                  -               (0.01)                  -               (0.02)
                                                ----------------   -----------------    ----------------   -----------------
          Net loss per share                    $         (0.05)   $          (0.02)    $         (0.11)   $          (0.04)
                                                ================   =================    ================   =================
Weighted average number of
     common shares outstanding                       34,911,149          27,522,014          34,753,293          27,008,905
                                                ================   =================    ================   =================

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                        (formerly Neurotech Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                            December 31,         December 31,
                                                                                1999                 1998
                                                                          ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $(3,714,815)            $(1,123,879)

     Adjustments to reconcile net loss to
          net cash used in operating activities

          Gain on disposal                                                        --                   158,165
          Depreciation and amortization                                           --                    59,013
          Stock issued for services                                            703,126                  31,700
          Changes in assets and liabilities
              Accounts receivable - related party                              (60,301)                   --
              Accounts payable and accrued expenses                          3,166,108                 343,874
              Accounts payable - related party                                (118,972)                (62,692)
              Net liabilities of discontinued operations                          --                   387,963
                                                                           -----------             -----------
                  Net cash used in operating activities                        (24,854)               (205,856)


CASH FLOWS FROM INVESTING ACTIVITIES
     Invest in AIM                                                          (1,320,000)                   --
     Loan to Avalon                                                           (100,000)                   --
                                                                           -----------             -----------
                  Net cash used in investing activities                     (1,420,000)                   --


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowing                                                 1,070,000                    --
     Sale of common stock                                                      374,590                 169,599
                                                                           -----------             -----------
                  Net cash provided by financing activities                  1,444,590                 169,599
                                                                           -----------             -----------
                  Net decrease in cash                                            (264)                (36,257)

CASH, BEGINNING                                                                    335                  38,825
                                                                           -----------             -----------

CASH, ENDING                                                               $        71             $     2,568
                                                                           ===========             ===========

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1999 are not necessarily indicative of results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

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

Results of Operation

     The Company has not had revenues from continuing operations for several years. Management, including certain key advisors, has been exploring new lines of business utilizing their international marketing expertise as well as acquisitions and strategic alliances.

     Management continues to expend significant time and effort in implementing and exploring future lines of business. Administrative expenses were $3,703,119 and $487,608 for the six months ended December 31, 1999 and 1998, respectively, and $1,834,556 and $211,917 for the fiscal quarter ended December 31, 1999 and 1998, respectively. Because of lack of revenues, stock of the Company has been utilized where possible and practical as payment for expenses of the Company. The valuation of stock issuances has resulted in a significant increase in recognized expenses.

Liquidity and Capital Resources

     The Company has incurred significant losses since inception resulting in a shareholders' deficit and working capital deficit at December 31, 1999. Effective October 17, 1998, the Company has discontinued all of its previous operations. The Company's subsidiary, Global Health Enterprises, Inc., has defaulted on its obligations and Global's secured creditors have taken substantially all of Global's assets. In addition, one secured creditor has filed a motion for partial summary judgment against the Company and Global. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     The Company plans to begin construction of its first modular hospital in March of 2000. Preliminary matters such as geological analysis for the sites in Indonesia have been contracted by our customer. The Company has a medical and engineering team scheduled to begin work in Indonesia in February of 2000. The first hospital will be a prototype and is expected to be the only hospital constructed during the first 5 months of the year. The Company then intends to build the additional hospitals under Indonesian contracts over the next 2 years.

     The Company expects to begin construction of its first modular hospital in China in June, 2000. These China contracts cover turnkey modular hospitals, tertiary hospitals, geriatric based modular hospitals, skilled nursing facilities and senior housing.

     The Company will be paid incrementally for each phase of the hospital projects and does not anticipate the need to raise capital for these operations. The Company has contacted major vendors for the supply of equipment, pharmaceuticals, computers, medical disposables, training and education, as well as the buildings to be erected.

     The Company still plans to move forward with its acquisition of American International Medical Resources Inc. The Company has invested $1,320,000 to date and expects to pay $2,850,000 additionally plus 10 million shares of common stock to complete a 100% acquisition of American International Medical Resources Inc. American International Resources Inc. has an agreement in place to acquire 100% of Residential Health Care, Inc. The Company expects that American International Medical Resources Inc., through its acquisition of Residential Health Care, Inc., should provide a source of revenue for the Company during the calendar year 2000.

     The Company maintains a system of ongoing research in the areas of hospital operating systems, patient management, software, purchasing, and construction methods and standards.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     No new material legal proceedings were commenced and no material developments occurred in existing legal proceedings during the Company's fiscal quarter ended December 31, 1999. For information on the Company's ongoing reportable litigation, please refer to the Company's 10-KSB for the fiscal year ended June 30, 1999, and its 10-QSB for the fiscal quarter ended September 30, 1999.

Item 2.  Changes in Securities

     (a) As of December 10, 1999, a majority of the Company's stockholders executed a written consent amending the Company's Certificate of Incorporation to increase the total number of authorized shares of Common Stock, $.01 par value, from 40,000,000 to 100,000,000. The Articles of Amendment were filed with the Delaware Secretary of State on December 14, 1999.

     (b)  None

     (c)  None

     (d)  Not applicable

Item 3.  Defaults upon Senior Securities

     On August 25, 1999, the Company entered into a financing agreement with Avalon Financial Services, LLC (Avalon) for financing of up to $6,000,000 secured by 3.3 million shares of common stock of the Company owned by officers and/or directors and a consultant. As consideration for arranging the loans, the agreement also granted Avalon warrants to purchase 500,000 shares of common stock of the Company exercisable at $0.55 per share. Due to several issues with respect to Avalon's performance under the terms of the financing commitment, the Company disputes its obligation to issue the warrants. As draws were made, the Company entered into a series of 30-day renewable promissory notes bearing interest at 10%. The Company had drawn $1.1 million under this financing agreement before it was terminated. The funds were used to fund a potential acquisition and for working capital.

     In connection with the August 25, 1999 financing agreement with Avalon, 3.3 million shares of Company common stock owned by three individuals (officers and/or directors and a consultant of the Company) were pledged as collateral.
In October 1999, Avalon foreclosed on $1.1 million of the 30-day notes plus accrued interest and assumed 1,856,190 of the shares pledged as collateral in payment. In consideration for the risk assumed by these three individuals to their personal holdings of the Company common stock, and for the tax consequences that would ensue, the Company agreed to issue 1.2 times the number of shares lost in the foreclosure back to the individuals. In October 1999, the Company agreed to issue 4,380,415 shares of common stock to the three individuals as compensation for the shares lost in the foreclosure. The shares have not been issued.

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

Item 5.  Other Information

     On January 27, 2000, the Company entered into a Consulting Agreement with Wellington Capital Corporation ("Wellington") to provide financial consulting
services.   Wellington will receive Company common stock and stock options as consideration for its services.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          4.2    Wellington Capital Corporation Registration Rights Agreement
          4.3    Wellington Capital Corporation Stock Option Agreement
          10.32  Wellington Capital Corporation Consulting Agreement
          10.33  Wellington Capital Corporation Stock Option Agreement (See
                  Exhibit 4.3)
          27.0   Financial Data Schedule

     (b)  Reports on Form 8-K
          None

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NEUROTECH DEVELOPMENT CORPORATION



Date:  February 11, 2000                By:  /s/  Bernard Artz
                                           ------------------------------------
                                           Bernard Artz, Chairman,
                                           Chief Financial Officer