Form 10KSB/A
period 1999-06-30
NEUROTECH CORP
filed 2000-02-16
CIK 758953

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB/A

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

     44,196,714 shares of issuer's common stock were outstanding at February 14, 2000.

     Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                                    ----   -----

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

     Neurotech has three wholly-owned subsidiaries: Neuroscientific Corporation, a dormant Delaware corporation; Global Health Enterprises, Inc. ("Global") a Delaware corporation that has discontinued operations; and Doctors4Doctors.com, Inc., a newly formed Delaware corporation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Neuroscientific Corporation and Global Health Enterprises, Inc. Global's wholly-owned subsidiary, Health Systems Home Care, was sold effective July 1, 1998. The remaining operations of Global were discontinued on October 17, 1998.

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

     Other Activities

     The Company has entered into a series of letter agreements to acquire up to 60% of the common stock of American International Medical Resources, Inc. ("AIM") for cash of $4,100,000 and notes of $3,900,000. AIM will, in turn acquire 100% of Residential Health Care, Inc. ("RHC"). To, date, the Company has invested $1,320,000 and received shares representing 12.5% of AIM's outstanding common stock. AIM and RHC have a physician referral service. The Company intends to expand the physician referral service via the internet through its newly formed subsidiary Doctors4Doctors.com, Inc.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal years 1997, 1998 or 1999. A majority of the Company's stockholders executed a written consent on December 10, 1999, increasing the Company's authorized capital from 40,000,000 shares to 100,000,000 shares. The Articles of Amendment were filed on December 14, 1999. The Company has not held regular annual stockholders meetings since its inception. However, corporate actions have been approved by written consent of a requisite majority of the Company's stockholders.


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

        General and administrative expenses related to discontinued operations for the year ended June 30, 1999 were $1,748,850, $6,552,178 for the corresponding year end in 1998 and $7,010,694 for the corresponding year end in 1997. General and administrative expenses during those years consisted of fees and related expenses associated with operating the Lakes Regional Medical Center. The Company realized net losses of $603,695 for the fiscal year 1999, $798,742 for the corresponding period in 1998 and $103,669 for the corresponding year ended June 30, 1997.

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

        The figures for the separate year end periods noted in this discussion are reflected in the financial statements attached to the Company's Form 10-KSB filed January 31, 2000. The financial statements attached to this amended filing reflect the thirty-six month period ended June 30, 1999.

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

Compliance with Section 16(a) of the Exchange Act

        Management believes that all relevant parties have failed to file any reports under Section 16(a) of the Exchange Act since at least 1997. It is difficult for the Company to reconstruct what filings should have been made in prior periods.

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
as a Group (5 persons)

____________________

(1) The address for each of the named officers is 45 Orchard St., Manhassett, New York 11030.
(2) Based upon 35,803,672 shares outstanding as of January 28, 2000, plus for each calculation the number of shares of Common Stock that such person or group can acquire within 60 days by exercise of options, warrants or similar rights.
(3)   Includes options for 1,500,000 shares.



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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number           Title                                                    Page
3.1                      Certificate of Incorporation, as Amended                 ***
3.2                      By-Laws                                                  ***
4.0                      SpecimenCertificate of Common Stock                      *
4.1                      Company's Stock Option Plan                              *
10.3                     Consent and Assumption Agreement                         **
10.4                     Secured Renewal and Extension Promissory Note            **
10.5                     Modification Renewal and Extension Agreement             **
10.6                     Covenant Not to Sue                                      **
10.7                     Credit Agreement                                         **
10.8                     $1,500,000.00 Promissory Note                            **
10.9                     $185,000 Promissory Note                                 **
10.10                    Deed of Trust, Security Agreement and Financing
                         Statement                                                **
10.11                    Assignment of Rents and Leases                           **
10.12                    Commercial Security Agreement                            **
10.13                    Assignment of Deposit Accounts and Security Agreement    **
10.14                    Guaranty Agreement                                       **
10.15                    Indemnity Agreement                                      **
10.16                    Corporate Certificate                                    **
10.17                    Asset Purchase Agreement                                 **
10.18                    Special Warranty Deed with Assumption                    **
10.19                    Bill of Sale and Assignment - Jasper Associates          **
10.20                    Assignment of and Assumption of Lease                    **
10.21                    Bill of Sale and Assignment -
                                Mary E. Dickerson Hospital Group, Ltd.            **
10.22                    Loan and Security Agreement                              **
10.23                    Lease Agreement between Lundell Technologies, Inc. as
                                landlord and the Company, dated February 1, 1999 ***
10.24                    Turnkey Hospital Purchase Contract between the Company
                                and Techni-Lube Singapore PTE, Ltd., dated
                                March 2, 1999                                    ***
10.25                    Turnkey Hospital Purchase Contract between the Company
                              and Techni-Lube Singapore PTE, Ltd., dated
                              March 2, 1999                                      ***
10.26                    Turnkey Hospital Purchase Agreement between the Company
                                and The Chaoshan Hospital, Hongyuan Economic

                                 Industry Trade Co. Ltd.                           ***
10.27                    Turnkey Hospital Purchase Agreement between the Company
                                 and the Xian Municipal Government dated
                                 November 19, 1999                                 ***
10.28                    Turnkey Hospital Purchase Agreement between the Company
                                 and the Zhen Jiang Province Riyueming Economic
                                 and Trade Co. Ltd., dated October 24, 1999        ***
10.29                    Turnkey Hospital Purchase Agreement between the Company
                                 and The People's Government of Jiading Shanghai,
                                 dated November 4, 1999                            ***
10.30                    Turnkey Hospital Purchase Contract between the Company
                                 and The People's Government of Jiading Shanghai,
                                 dated November 4, 1999                            ***
10.31                    Letter Agreements dated May 20, 1999 and July 30, 1999
                                 relating to the Stock Purchase between the
                                 Company and American International Medical
                                 Resources, Inc.                                   ***
21                       Subsidiaries of the Registrant
27                       Financial Data Schedule



______________

* Previously filed with the Company's Registration Statement on Form S-18, filed with the Commission on December 18, 1985.

**   Previously filed with Form 8-K of May 31, 1997.

*** Previously filed on January 31, 2000, with the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

(b)  Reports on Form 8-K


     The Company has not filed its 1934 Act reports since June of 1997. It has not filed any reports on Form 8-K since May 31, 1997.


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of February, 2000.


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

/s/ Bernard Artz
----------------------------------------                    February 15, 2000
Bernard Artz, Chairman, Chief Financial Officer             ------------------
                                                            Date
/s/ Lawrence M. Artz
----------------------------------------                    February 15, 2000
Lawrence M. Artz, Director, President                       -------------------
                                                            Date
/s/ Joseph M. Cerra
----------------------------------------                    February 15, 2000
Joseph M. Cerra, Director                                   -------------------
                                                            Date

                                   CONTENTS

                                                                Page
                                                                ----

INDEPENDENT AUDITOR'S REPORT...................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet...................................  F-4

  Consolidated Statement of Operations.........................  F-5

  Consolidated Statement of Changes
     In Stockholders' Equity (Deficit).........................  F-6

  Consolidated Statement of Cash Flows.........................  F-7

  Notes to Consolidated Financial Statements...................  F-9

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Neurotech Development Corporation
(formerly Neurotech Corporation)
Manhasset, New York

We have audited the accompanying consolidated balance sheet of Neurotech Development Corporation (formerly Neurotech Corporation) and Subsidiaries (the Company) as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the three year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neurotech Development Corporation and Subsidiaries at June 30, 1999, and the results of their operations and their cash flows for the three year period then ended in conformity with generally accepted accounting principles.

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

To the Board of Directors
Neurotech Development Corporation



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

/s/ WEAVER AND TIDWELL, L.L.P.
--------------------------------
WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
January 26, 2000

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999



                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $       335
  Account receivable - related parties                              20,299
                                                               -----------
       Total current assets                                         20,634
                                                               -----------
TOTAL ASSETS                                                   $    20,634
                                                               ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Convertible debenture                                         $   100,000
 Accounts payable and accrued expenses                             710,200
 Accounts payable - related parties                                140,981
 Net liabilites of discontinued operations                       1,359,195
                                                               -----------
   Total current liabilities                                     2,310,376

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; par value $0.01 per share;
  authorized 40,000,000 shares; issued 33,917,244 shares           339,173
 Additional paid-in capital                                      5,467,123
 Retained earnings (deficit)                                    (7,946,038)
                                                               -----------
                                                                (2,139,742)
 Less 100,000 shares of Treasury stock, at cost                   (150,000)
                                                               -----------
   Total stockholders' equity (deficit)                         (2,289,742)
                                                               -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                                $    20,634
                                                               ===========

             The Notes to Consolidated Financial Statements are an
                       integral part of this statement.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     THREE YEAR PERIOD ENDED JUNE 30, 1999



Revenue                                                        $         -

Costs and Expenses
  Administrative                                                (1,653,627)
  Contract services                                               (400,706)
  Interest                                                         (43,876)
                                                               -----------
       Loss from continuing operations before tax benefit       (2,098,209)
Income tax benefit                                                       -
                                                               -----------
       Loss from continuing operations                          (2,098,209)

Discontinued Operations
  Loss from operations                                          (1,506,376)
  Gain on disposal                                                  63,360
                                                               -----------
       Loss from discontinued operations                        (1,443,016)
                                                               -----------
       Net loss                                                $(3,541,225)
                                                               ===========
Basic loss per share
  Continuing operations                                        $     (0.08)
  Discontinued operations                                            (0.05)
                                                               -----------
       Net loss per share                                      $     (0.13)
                                                               ===========
Weighted average number of
  common shares outstanding                                     26,252,745
                                                               ===========

             The Notes to Consolidated Financial Statements are an
                       integral part of this statement.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                       CONSOLIDATED STATEMENT OF CHANGES
                       IN STOCKHOLDERS' EQUITY (DEFICIT)
                     THREE YEAR PERIOD ENDED JUNE 30, 1999



                                          Additional
                              Common       Paid-in        Retained       Treasury
                              Stock        Capital       (Deficit)        Stock          Total
                            ----------    ---------     ----------      ----------      --------
Balance,
 June 30, 1996                $241,558    $4,136,256     $(4,404,813)   $(150,000)     $  (176,999)

 Stock options granted               -        18,000               -            -           18,000
 Common stock
   issued for cash              37,458       305,224               -            -          342,682
 Common stock
   issued for services          60,157     1,007,643               -            -        1,067,800
 Net loss                            -             -      (3,541,225)           -       (3,541,225)
                              --------    ----------     -----------    ---------      -----------
Balance,
 June 30, 1999                $339,173    $5,467,123     $(7,946,038)   $(150,000)     $(2,289,742)
                              ========    ==========     ===========    =========      ===========

             The Notes to Consolidated Financial Statements are an
                       integral part of this statement.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     THREE YEAR PERIOD ENDED JUNE 30, 1999



CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                $(3,541,225)

 Adjustments to reconcile net loss to
   net cash used in operating activities
   Gain on disposal                                          (63,360)
   Depreciation and amortization                             396,485
   Stock issued for services                               1,067,800
   Stock options granted for services                         18,000
   Changes in assets and liabilities
     Accounts receivable - related party                     (20,299)
     Accounts payable and accrued expenses                   510,750
     Accounts payable - related party                         60,270
     Net liabilities of discontinued operations              851,893
                                                         -----------
       Net cash used in operating activities                (719,686)

CASH FLOWS FROM INVESTING ACTIVITIES                               -
                                                         -----------
       Net cash used in investing activities                       -
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from convertible debenture                         100,000
 Sale of common stock                                        342,682
                                                         -----------
       Net cash provided
         by financing activities                             442,682
                                                         -----------
       Net decrease in cash                                 (277,004)
CASH, BEGINNING                                              277,339
                                                         -----------
CASH, ENDING                                             $       335
                                                         ===========

             The Notes to Consolidated Financial Statements are an
                       integral part of this statement.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONTINUED)



SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION
 Cash paid for
   Interest                                             $  519,329
                                                        ==========
   Taxes                                                $        -
                                                        ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES

 Stock options issued for services                      $   18,000
                                                        ==========

 Common stock issued for services                       $1,067,800
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

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   DISCONTINUED OPERATIONS - continued

  Net liabilities of discontinued operations consist of the following:

     Notes payable                                       $   (385,747)
     Accounts payable
       and accrued expenses                                  (973,448)
                                                         ------------
          Net liabilities of
            discontinued operations                      ($1,359,195)
                                                         ===========

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

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   DISCONTINUED OPERATIONS - continued

  The results of operations of the discontinued business for the period presented have been classified as loss from discontinued operations as follows:

                                                          Three Year
                                                         Period Ended
                                                         June 30, 1999
                                                         -------------

     Revenues                                            $ 13,805,616
     Costs and expenses                                   (15,311,992)
                                                         ------------
     Loss before income tax benefit                       ( 1,506,376)
     Income tax benefit                                             -
                                                         ------------
     Loss from discontinued operations                   $ (1,506,376)
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

NOTE 7.  INCOME TAXES

  The provision for income taxes for the three year period ended June 30, 1999 was computed as follows:

  Tax benefit at federal statutory rates                      $(713,391)
  Losses not providing tax benefits                             713,391
                                                              ---------
     Tax provision                                            $       -
                                                              =========

  The components of the Company's deferred tax assets and liabilities at June 30, 1999 were:

     Net operating loss carryforward                              $  2,383,280
     Officers' compensation                                             81,600
     Reserves for losses                                                51,000
     Research and development credits                                   61,600
                                                                  ------------
     Net deferred tax asset                                          2,577,480
     Valuation allowance                                            (2,577,480)
     Net deferred taxes                                           $          -
                                                                  ============
     Change in valuation allowance                                $  1,198,080
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

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   RELATED PARTY TRANSACTIONS

  The Company's related party transactions consist primarily of advances from and repayments to entities owned by common shareholders. The amounts due from or to these related entities are separately stated on the accompanying consolidated balance sheet as accounts receivable - related parties or accounts payable - related parties. Included in administrative expenses for the three year period ended June 30, 1999 is $54,000 of office rent to a company under common ownership.


NOTE 9.   STOCK OPTIONS

  On December 5, 1997, the Company granted 2,250,000 stock options to officers and directors and 200,000 stock options to nonemployees. On January 6, 1999, the Company granted 2,250,000 stock options to officers and directors. The Company appies APB Opinion 25 and related interpretations to account for its stock options issued to employees. Accordingly, no compensation cost has been recognized for the granting of options to employees. In June 1998, $18,000 was recognized as expense related to options granted to nonemployees. The stock options may be exercised for five years from the grant date at $.20 per share. No options have been exercised. A summary of the status of the Company's stock options is as follows:

                                                  1999                 1998
                                          -------------------   ------------------
                                                     Weighted             Weighted
                                                     Average              Average
                                           Shares    Exercise   Shares    Exercise
                                            (000)     Price     (000)      Price
                                           ------       -----   ------    --------
     Outstanding, beginning                 2,450       $   -        -       $   -
      Granted                               2,250         .20    2,450         .20
      Exercised                                 -           -        -           -
      Forfeighted                               -           -        -           -
                                           ------               ------
     Outstanding, ending                    4,700         .20    2,450         .20
                                           ======               ======

     Options exercisable at year end        4,700         .20    2,450         .20
                                           ======               ======
     Weighted average fair value of
      options granted during the year      $  .13                 $.09
                                           ======               ======

  At June 30, 1999, the 4,700,000 options outstanding have an exercise price of $.20 per share and a weighted average remaining contractual life of 3.9 years.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   STOCK OPTIONS - continued

  Had compensation cost for the Company's stock options been determined based on the fair value at the grant date the Company's net loss and loss per share for the three year period ended June 30, 1999 would have been as follows:

     Pro forma net loss
       Continuing operations                              $(2,593,209)
       Discontinued operations                             (1,443,016)
                                                          -----------
          Pro forma net loss                              $(4,036,225)
                                                          ===========
     Pro forma basic loss per share
       Continuing operations                              $     (0.10)
       Discontinued operations                                  (0.05)
                                                          -----------
          Pro forma net loss per share                    $     (0.15)
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

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.   SUBSEQUENT EVENTS - continued

  The Company has entered into a letter of understanding to acquire up to 60% of the common stock of American International Medical Resources, Inc. (AIM) for cash of $4,100,000 and notes of $3,900,000 which will in turn acquire 100% of Residential Health Care, Inc. The Company then intends to purchase the remaining 40% of AIM for 8,500,000 shares of the Company's common stock. The Company intends to complete this acquisition in a series of transactions. To date, the Company has invested $1,320,000 for 12.5% ownership interest in AIM.

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