Form 10KSB/A
period 1999-06-30
NEUROTECH CORP
filed 2000-02-23
CIK 758953

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     Issuer's revenues for its fiscal year ended June 30, 1999 were $1,180,421 (from discontinued operations).

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

Result of Operations

Years Ended June 30, 1999, 1998 and 1997

        The Company had revenues from discontinued operations for the years ended June 30, 1999, 1998 and 1997 in the amounts of $1,180,421, $5,839,181 and
$6,786,014, respectively.

        General and administrative expenses related to discontinued operations for the year ended June 30, 1999 were $1,742,120, $6,559,178 for the corresponding year end in 1998 and $7,010,694 for the corresponding year end in 1997. General and administrative expenses during those years consisted of fees and related expenses associated with operating the Lakes Regional Medical Center. The Company realized net losses of $498,339 for the fiscal year 1999, $719,997 for the corresponding period in 1998 and $224,680 for the corresponding year ended June 30, 1997.

        The Company had losses from continuing operations for the years ended June 30, 1999, 1998, and 1997 of $983,340, $708,389, and $406,480,
respectively. The losses resulted primarily from expenses incurred in the design and development of a rapid deployment healthcare system.

        The resulting net losses from continuing and discontinued operations for the years ended June 30, 1999, 1998, and 1997 were $1,481,679, $1,428,386, and
$631,160, respectively.

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

                                 Industry Trade Co. Ltd.                           ***
10.27                    Turnkey Hospital Purchase Agreement between the Company
                                 and the Xian Municipal Government dated
                                 November 19, 1999                                 ***
10.28                    Turnkey Hospital Purchase Agreement between the Company
                                 and the Zhen Jiang Province Riyueming Economic
                                 and Trade Co. Ltd., dated October 24, 1999        ***
10.29                    Turnkey Hospital Purchase Agreement between the Company
                                 and The People's Government of Jiading Shanghai,
                                 dated November 4, 1999                            ***
10.30                    Turnkey Hospital Purchase Contract between the Company
                                 and The People's Government of Jiading Shanghai,
                                 dated November 4, 1999                            ***
10.31                    Letter Agreements dated May 20, 1999 and July 30, 1999
                                 relating to the Stock Purchase between the
                                 Company and American International Medical
                                 Resources, Inc.                                   ***
21                       Subsidiaries of the Registrant                           ****
27                       Financial Data Schedule



______________

* Previously filed with the Company's Registration Statement on Form S-18, filed with the Commission on December 18, 1985.

**   Previously filed with Form 8-K of May 31, 1997.

*** Previously filed on January 31, 2000, with the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

**** Previously filed on February 16, 2000, with the Company's Form 10-KSB/A for the fiscal year ended June 30, 1999.

(b)  Reports on Form 8-K


     The Company has not filed its 1934 Act reports since June of 1997. It has not filed any reports on Form 8-K since May 31, 1997.


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of February, 2000.


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

/s/ Bernard Artz
----------------------------------------                    February 22, 2000
Bernard Artz, Chairman, Chief Financial Officer             ------------------
                                                            Date
/s/ Lawrence M. Artz
----------------------------------------                    February 22, 2000
Lawrence M. Artz, Director, President                       -------------------
                                                            Date
/s/ Joseph M. Cerra
----------------------------------------                    February 22, 2000
Joseph M. Cerra, Director                                   -------------------
                                                            Date

                                   CONTENTS

                                                        Page

INDEPENDENT AUDITOR'S REPORT...........................  F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet.............................  F-4

  Consolidated Statements of Operations................  F-5

  Consolidated Statements of Changes
     In Stockholders' Equity (Deficit).................  F-6

  Consolidated Statements of Cash Flows................  F-7

  Notes to Consolidated Financial Statements...........  F-9

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Neurotech Development Corporation
(formerly Neurotech Corporation)
Manhasset, New York

We have audited the accompanying consolidated balance sheet of Neurotech Development Corporation (formerly Neurotech Corporation) and Subsidiaries (the Company) as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We have previously issued our report dated January 26, 2000, in which we disclaimed an opinion on the statements of operations and cash flows for each of the three years in the period ended June 30, 1999, because certain records related to discontinued operations had not been located and the scope of our procedures were not sufficient to enable us to express and we did not express an opinion. Subsequent to that date, additional records have been found and sufficient auditing procedures have been performed. Therefore, our opinion as expressed herein is different from the opinion previously expressed.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Neurotech Development Corporation and Subsidiaries at June 30, 1999, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1999, in conformity with generally accepted accounting principles.

To the Board of Directors
Neurotech Development Corporation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring operating losses since inception and liabilities exceeded assets by $2,289,742 at June 30, 1999. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, as discussed in
Note 6, the Company is the defendant in a lawsuit alleging breeches of guarantee agreements relating to two promissory notes. The ultimate outcome of the lawsuit cannot presently be determined, but management is of the opinion that it will not have a material impact on the Company's financial position. Accordingly, no provision for any additional liability that may result has been made in the consolidated financial statements as of June 30, 1999. Nevertheless, due to uncertainties with the lawsuit, it is at least reasonably possible that management's view of the outcome will change in the near future.


/S/ WEAVER AND TIDWELL, L.L.P.
-------------------------------
WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
February 21, 2000

3378

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999


                                   ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                           $       335
      Account receivable - related party                                       20,299
                                                                          ------------
              Total current assets                                             20,634
                                                                          ------------
TOTAL ASSETS                                                              $    20,634
                                                                          ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Convertible debenture                                               $   100,000
      Accounts payable and accrued expenses                                   710,200
      Accounts payable - related parties                                      140,981
      Net liabilities of discontinued operations                            1,359,195
                                                                          ------------
              Total current liabilities                                     2,310,376

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock; par value $0.01 per share;
          authorized 40,000,000 shares; issued 33,917,244                     339,173
      Additional paid-in capital                                            5,467,123
      Retained earnings (deficit)                                          (7,946,038)
                                                                          ------------
                                                                           (2,139,742)
      Less 100,000 shares of Treasury stock, at cost                        ( 150,000)
                                                                          ------------
              Total stockholders' equity (deficit)                         (2,289,742)
                                                                          ------------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                                      $    20,634
                                                                          ============

The Notes to Consolidated Financial Statements
  are an integral part of this statement.              F-4

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Years Ended June 30,
                                                                 ------------------------------------------------------------
                                                                          1999                 1998                1997
                                                                 -------------------  -------------------  ------------------
Revenue                                                              $        -           $        -            $       -

Costs and Expenses
      Administrative                                                    (776,850)            (599,243)           (277,534)
      Contract services                                                 (193,185)             (78,575)           (128,946)
      Interest                                                           (13,305)             (30,571)                  -
                                                                     ------------         ------------         -----------
          Loss from continuing operations
              before income tax benefit                                 (983,340)            (708,389)           (406,480)

Income tax benefit                                                             -                    -                   -
                                                                     ------------         ------------         -----------
          Loss from continuing operations                               (983,340)            (708,389)           (406,480)

Discontinued Operations
      Loss from operations                                              (561,699)            (719,997)           (224,680)
      Gain on disposal                                                    63,360                    -                   -
                                                                     ------------         ------------         -----------
          Loss from discontinued operations                             (498,339)            (719,997)           (224,680)
                                                                     ------------         ------------         -----------
          Net loss                                                   ($1,481,679)         ($1,428,386)          ($631,160)
                                                                     ============         ============         ===========
Basic loss per share
      Continuing operations                                               ($0.03)              ($0.03)             ($0.02)
      Discontinued operations                                              (0.02)               (0.03)              (0.01)
                                                                     ------------         ------------         -----------
              Net loss per share                                          ($0.05)              ($0.06)             ($0.03)
                                                                     ============         ============         ===========
Weighted average number of
      common shares outstanding                                       30,257,919           24,348,740          24,155,748
                                                                    =============         ============         ===========

The Notes to Consolidated Financial Statements
  are an integral part of these statements.         F-5

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                      CONSOLIDATED STATEMENTS OF CHANGES
                       IN STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                                     Additional
                                     Common            Paid-in             Retained           Treasury
                                      Stock            Capital            (Deficit)            Stock               Total
                                 ---------------- ------------------  ------------------- -----------------  -------------------
Balance,
        June 30, 1996                  $ 241,558         $4,136,256         ($ 4,404,813)       ($ 150,000)         ($  176,999)

        Net loss                               -                  -         (    631,160)                -          (   631,160)
                                 ---------------- ------------------  ------------------- -----------------  -------------------

Balance,
     June 30, 1997                       241,558          4,136,256         (  5,035,973)       (  150,000)         (   808,159)

     Stock options
        granted                                -             18,000                    -                 -               18,000
     Common stock
        issued for cash                   15,000             60,000                    -                 -               75,000
     Common stock
        issued for services                  220                880                    -                 -                1,100
     Net loss                                  -                  -         (  1,428,386)                -          ( 1,428,386)
                                 ---------------- ------------------  ------------------- -----------------  -------------------

Balance,
     June 30, 1998                       256,778          4,215,136         (  6,464,359)       (  150,000)         ( 2,142,445)

     Common stock
        issued for cash                   22,458            245,224                                                     267,682
     Common stock
        issued for services               59,937          1,006,763                    -                 -            1,066,700
     Net loss                                  -                  -         (  1,481,679)                -          ( 1,481,679)
                                 ---------------- ------------------  ------------------- -----------------  -------------------

Balance,
     June 30, 1999                     $ 339,173         $5,467,123         ($ 7,946,038)       ($ 150,000)         ($2,289,742)
                                 ================ ==================  =================== =================  ===================

The Notes to Consolidated Financial Statements
  are an integral part of these statements.           F-6

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended June 30,
                                                                     -----------------------------------------------------------
                                                                            1999                1998                1997
                                                                     ------------------- -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                               ($1,481,679)        ($1,428,386)         ($ 631,160)

     Adjustments to reconcile net loss to
        net cash used in operating activities

        Gain on disposal                                                    (    63,360)                  -                   -
        Depreciation and amortization                                            64,386             154,127             177,972
        Stock issued for services                                             1,066,700               1,100                   -
        Stock options granted for services                                            -              18,000                   -
        Changes in assets and liabilities
           Accounts receivable - related party                              (    20,299)                  -                   -
           Accounts payable and accrued expenses                            (   434,135)            610,059             334,826
           Accounts payable - related parties                               (       171)                729              59,712
           Net liabilities of discontinued operations                           462,386             447,087          (   57,580)
                                                                     ------------------- -------------------  ------------------


              Net cash used in operating activities                         (   406,172)        (   197,284)         (  116,230)


CASH FLOWS FROM INVESTING ACTIVITIES                                                  -                   -                   -
                                                                     ------------------- -------------------  ------------------


              Net cash used in investing activities                                   -                   -                   -

The Notes to Consolidated Financial Statements
  are an integral part of these statements.             F-7

                NEUROTECH DEVELOPMENT CORPORATION
                        AND SUBSIDIARIES
                (formerly Neurotech Corporation)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (continued)

                                                                             Years Ended June 30,
                                                                  -------------------------------------
                                                                      1999          1998          1997
                                                                  -----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from convertible debenture                              100,000            -            -
     Sale of common stock                                             267,682       75,000            -
                                                                  -----------   ----------   ----------
              Net cash provided
                  by financing activities                             367,682       75,000            -
                                                                  -----------   ----------   ----------
              Net decrease in cash                                   ( 38,490)   ( 122,284)   ( 116,230)

CASH, BEGINNING                                                        38,825      161,109      277,339
                                                                  -----------   ----------   ----------
CASH, ENDING                                                         $    335    $  38,825    $ 161,109
                                                                  ===========   ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for

        Interest                                                     $ 66,728    $ 177,390    $ 275,211
                                                                  ===========   ==========   ==========
        Taxes                                                        $      -    $       -    $       -
                                                                  ===========   ==========   ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

     Stock options issued for services                             $        -    $  18,000    $       -
                                                                  ===========   ==========   ==========
     Common stock issued for services                              $1,066,700    $   1,100    $       -
                                                                  ===========   ==========   ==========

The Notes to Consolidated Financial Statements
  are an integral part of these statements.                     F-8

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

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (FORMERLY NEUROTECH CORPORATION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   DISCONTINUED OPERATIONS - CONTINUED

  Net liabilities of discontinued operations consist of the following at June 30, 1999:

     Notes payable                                       ($  385,747)
     Accounts payable and accrued expenses               (   973,448)
                                                         -----------
       Net liabilities of discontinued operations        ($1,359,195)
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

  The results of operations of the discontinued business for each period presented have been classified as loss from discontinued operations as follows:

                                                      1999             1998             1997
                                                --------------   --------------   --------------
     Revenues                                    $  1,180,421     $  5,839,181     $  6,786,014
     Costs and expenses                          (  1,742,120)    (  6,559,178)    (  7,010,694)
                                                 ------------     ------------     ------------
     Loss before income tax benefit              (    561,699)    (    719,997)    (    224,680)
     Income tax benefit                                     -                -                -
                                                 ------------     ------------     ------------
     Loss from discontinued operations           ($   561,699)    ($   719,997)    ($   224,680)
                                                 ============     ============     ============

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

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (FORMERLY NEUROTECH CORPORATION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INCOME TAXES

  The provision for income taxes for the years ended June 30, 1999, 1998 and 1997 was computed as follows:

                                                     1999            1998            1997
                                                 -------------   -------------   -------------
     Tax benefit at federal statutory rates      ($   334,336)   ($   240,852)   ($   138,203)
     Losses not providing tax benefits                334,336         240,852         138,203
                                                 ------------    ------------    ------------
     Tax provision                               $         -     $          -    $          -
                                                 ============    ============    ============

  The components of the Company's deferred tax assets and liabilities at June 30, 1999, 1998 and 1997 were:

                                                     1999            1998            1997
                                                ------------    ------------    ------------
     Net operating loss carryforward            $  2,389,400    $  1,572,630    $  1,194,500
     Officers' compensation                           81,600         244,800          81,600
     Allowance for doubtful accounts                       -         166,770         236,100
     Reserves for losses                              51,000          34,000          20,400
     Research and development credits                 61,600          61,600          61,600
                                                ------------    ------------    ------------
     Net deferred tax asset                        2,583,600       2,079,800       1,594,200
     Valuation allowance                        (  2,583,600)   (  2,079,800)   (  1,594,200)
                                                ------------    ------------    ------------
     Net deferred taxes                         $          -    $          -    $          -
                                                ============    ============    ============
     Change in valuation allowance              $    503,800    $    485,600    $    214,800
                                                ============    ============    ============

  The Company has a net operating loss carryforward of approximately $7,027,650 which expires in the years 2001 through 2014. In addition, the Company has research and development credit carryforwards of approximately $61,600 which ultimately expire in 2006.


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

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (FORMERLY NEUROTECH CORPORATION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK OPTIONS

  On December 5, 1997, the Company granted 2,250,000 stock options to officers and directors and 200,000 stock options to nonemployees. On January 6, 1999, the Company granted 2,250,000 stock options to officers and directors. The Company applies APB Opinion 25 and related interpretations to account for its stock options issued to employees. Accordingly, no compensation cost has been recognized for the granting of options to employees. For the year ended June 30, 1998, $18,000 has been recognized as expense related to options granted to nonemployees. The stock options may be exercised for five years from the grant date at $.20 per share. No options have been exercised. A summary of the status of the Company's stock options is as follows:

                                                  1999                 1998
                                           ------------------   ------------------
                                                     Weighted             Weighted
                                                     Average              Average
                                           Shares    Exercise   Shares    Exercise
                                            (000)      Price     (000)      Price
                                           ------    --------   ------    --------
     Outstanding, beginning                 2,450       $   -        -       $   -
      Granted                               2,250         .20    2,450         .20
      Exercised                                 -           -        -           -
      Forfeited                                 -           -        -           -
                                           ------               ------
      Outstanding, ending                   4,700         .20    2,450         .20
                                           ======               ======
      Options exercisable at year end       4,700         .20    2,450         .20
                                           ======               ======
      Weighted average fair value of
      options granted during the year      $  .13                 $.09
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

  Had compensation cost for the Company's stock options been determined based on the fair value at the grant date the Company's net loss and loss per share for 1999 and 1998 would have been as follows:

                                         1999             1998
                                    --------------   --------------
     Pro forma net loss
       Continuing operations          ($1,275,840)    ($  910,889)
       Discontinued operations        (   498,339)    (   719,997)
                                      -----------     -----------
          Pro forma net loss          ($1,774,179)    ($1,630,886)
                                      ===========     ===========

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (FORMERLY NEUROTECH CORPORATION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCK OPTIONS - CONTINUED

Pro forma basic loss per share
       Continuing operations                 ($ .04)    ($ .03)
       Discontinued operations               (  .02)    (  .03)
                                             ------     ------
          Pro forma net loss per share       ($ .06)    ($ .06)
                                             ======     ======

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