Form 10QSB
period 2000-03-31
NEUROTECH CORP
filed 2000-05-22
CIK 758953

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

                                  -----------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

                              Yes [X]     No [_]

     48,627,132 shares of issuer's Common Stock were issued at May 11, 2000.

                       NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

                                 MARCH 31, 2000


                                                                  Page

PART I.   FINANCIAL INFORMATION


   Item 1.  Financial Statements

     Consolidated Balance Sheets
       March 31, 2000 and June 30, 1999...........................  3

     Consolidated Statements of Operations
       Three months ended March 31, 2000 and 1999
       Nine months ended March 31, 2000 and 1999..................  4

     Consolidated Statements of Cash Flows
       Nine months ended March 31, 2000 and 1999..................  5

     Notes to Consolidated Financial Statements...................  6

                       NEUROTECH DEVELOPMENT CORPORATION
                                    AND SUBSIDIARIES
                            (formerly Neurotech Corporation)
                              CONSOLIDATED BALANCE SHEETS

                                                                       March 31,            June 30,
                                                                         2000                 1999
                                                                    -------------         ------------
                                                                      (Unaudited)
                                ASSETS
 CURRENT ASSETS
      Cash and cash equivalents                                     $          --         $        335
      Accounts receivable - related parties                                55,248               20,299
                                                                    -------------         ------------
          Total current assets                                             55,248               20,634

 INVESTMENT IN AIM, at cost                                             1,320,000                   --
                                                                    -------------         ------------
 TOTAL ASSETS                                                       $   1,375,248         $     20,634
                                                                    =============         ============
          LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
      Convertible debenture                                               100,000              100,000
      Accounts payable and accrued expenses                               859,593              710,200
      Accounts payable - related parties                                  131,550              140,981
      Net liabilities of discontinued operations                        1,359,195            1,359,195
                                                                    -------------         ------------
            Total current liabilities                                   2,450,338            2,310,376

 STOCKHOLDERS' DEFICIT
      Common stock; par value $0.01 per share;
          authorized 100,000,000 shares
          issued 48,627,132 and 33,917,244 shares,
          respectively                                                    486,275              339,173
      Additional paid-in capital                                       23,852,206            5,467,123
      Retained deficit                                                (15,274,138)          (7,946,038)
                                                                    -------------         ------------
                                                                        9,064,343           (2,139,742)
      Deferred consulting                                              (7,673,900)                  --
      Less 4,374,829 and 100,000 shares of
         Treasury stock, at cost                                       (2,465,533)            (150,000)
                                                                    -------------         ------------
            Total stockholders' deficit                                (1,075,090)          (2,289,742)
                                                                    -------------         ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   1,375,248         $     20,634
                                                                    =============         ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended                        Nine Months Ended
                                                     March 31,                                March 31,
                                        ----------------------------------        ---------------------------------
                                             2000                1999                  2000               1999
                                        --------------       -------------        --------------      -------------

REVENUE                                 $           --       $          --        $           --      $          --

COSTS AND EXPENSES
     Administrative                         (3,609,639)           (222,968)           (7,312,758)          (710,576)
     Interest                                   (3,646)                 --               (15,342)                --
                                        --------------       -------------        --------------      -------------
                                            (3,613,285)           (222,968)           (7,328,100)          (710,576)

Income tax benefit                                  --              79,131                    --                 --
                                        --------------       -------------        --------------      -------------
     Loss from
        continuing operations               (3,613,285)           (143,837)           (7,328,100)          (710,576)

DISCONTINUED OPERATIONS
     Income (loss) from operations                  --             153,606                    --           (561,699)

     Gain (loss) on disposal                        --             (94,805)                   --             63,360
                                        --------------       -------------        --------------      -------------
     Income (loss) from
        discontinued operations                     --              58,801                    --           (498,339)
                                        --------------       -------------        --------------      -------------
     Net loss                           $   (3,613,285)      $     (85,036)       $   (7,328,100)     $  (1,208,915)
                                        ==============       =============        ==============      =============
 Basic loss per share
     Continuing operations              $        (0.09)      $       (0.00)       $        (0.20)     $       (0.02)
     Discontinued operations                      0.00                0.00                  0.00              (0.22)
                                        --------------       -------------        --------------      -------------
      Net loss per share                $        (0.09)      $       (0.00)       $        (0.20)     $       (0.04)
                                        ==============       =============        ==============      =============
Weighted average number of
     common shares outstanding              42,156,126          32,593,322            37,105,739         28,946,039
                                        ==============       =============        ==============      =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                       (formerly Neurotech Corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                    March 31,             March 31,
                                                                       2000                 1999
                                                                 --------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                    $  (7,328,100)        $ (1,208,915)

      Adjustments to reconcile net loss to
         net cash used in operating activities

         Gain on disposal                                                    --               63,360
         Depreciation and amortization                                       --               59,013
         Stock issued for services                                    7,098,162            1,066,702
         Provision for bad debt                                         100,000                   --
         Changes in assets and liabilities
            Accounts receivable - related party                         (34,949)                  --
            Accounts payable and accrued expenses                       149,393             (571,128)
            Accounts payable - related party                             (9,431)             (54,391)
            Net liabilites of discontinued operations                        --              383,305
                                                                 --------------         ------------
               Net cash used in operating activities                    (24,925)            (262,054)

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash paid for investment                                       (1,320,000)                  --
      Loans made                                                       (100,000)                  --
                                                                 --------------         ------------
              Net cash used in investing activities                  (1,420,000)                  --

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowing                                         1,070,000                   --
      Sale of common stock                                              374,590              242,681
                                                                 --------------         ------------
               Net cash provided by financing activities              1,444,590              242,681
                                                                 --------------         ------------
               Net decrease in cash                                        (335)             (19,373)

 CASH, BEGINNING                                                            335               38,825
                                                                 --------------         ------------
 CASH, ENDING                                                    $           --         $     19,452
                                                                 ==============         ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.


NOTE 2.   ORGANIZATION AND NATURE OF OPERATIONS

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a shareholders' deficit of $1,075,090 and working capital deficit of $2,395,090 at March 31, 2000. Effective October 17, 1998, the Company has discontinued all of its previous operations. The Company's subsidiary, Global, has defaulted on its obligations and Global's secured creditors have take substantially all of Global's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 3.   DISCONTINUED OPERATIONS

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

  Net liabilities of discontinued operations consist of the following:

     Notes payable                                       $   (385,747)
     Accounts payable and accrued expenses                   (973,448)
                                                         ------------
       Net liabilities of discontinued operations        $ (1,359,195)
                                                         ============

  The results of operations of the discontinued business for the period ended March 31, 1999 have been classified as loss from discontinued operations as follows:

     Revenues                                            $  1,180,421
     Costs and expenses                                    (1,742,120)
                                                         ------------
     Loss before income tax benefit                          (561,699)
     Income tax benefit                                           (--)
                                                         ------------
     Loss from discontinued operations                   $   (561,699)
                                                         ============

NOTE 4.   CONVERTIBLE DEBENTURE

  At March 31, 2000, the Company had outstanding a $100,000 convertible debenture which bears interest at 10%. The debenture is convertible into 1,000,000 shares of common stock of the Company. In July 1999, the holder of the debenture requested conversion. The shares have not been issued.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 5.   STOCKHOLDERS' DEFICIT

  In January 2000, the Company issued 8,393,042 shares of restricted common stock for 6,994,203 shares of unrestricted common stock to be held in the treasury. The Company then issued 3,188,184 of the treasury shares to pay for services, future consulting services and to liquidate liabilities. The remaining 3,806,019 shares are held in the treasury. In addition, the Company issued 5,323,275 shares of restricted common stock as compensation for services, to liquidate liabilities and to acquire 468,810 shares of unrestricted common stock that is held in the treasury. The shares issued were valued at the closing market price on the day of the transaction.

  In connection with a consulting agreement entered into in January 2000, the Company granted to a consulting firm options to purchase 10,000,000 shares of common stock of the Company at an exercise price of $.01 per share. The fair value of the options granted was recorded as deferred consulting costs and is being amortized to expense over the period services are to be performed. At March 31, 2000, no options had been exercised. In April 2000, 3,000,000 options were exercised and the Company reissued 3,000,000 shares from the treasury. The remaining options to purchase 7,000,000 shares of common stock are exercisable upon the earlier to occur of (i) the listing of the Company on the NASDAQ Small Cap Market or (ii) one year from the date of the consulting agreement (January 27, 2001).

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

     Management continues to expend significant time and effort in implementing and exploring future lines of business. Administrative expenses were $7,312,758 for the nine months ended March 31, 2000 as compared with $710,576 for the nine months ended March 31, 1999. The Company's comparative quarterly administrative expenses were $3,609,639 for the quarter ended March 31, 2000 as compared with $222,968 for the quarter ended March 31, 1999. Because of lack of revenues, stock of the Company has been utilized where possible and practical as payment for expenses of the Company. The valuation of stock issuances has resulted in a significant increase in recognized expenses.

Liquidity and Capital Resources

     The Company has incurred significant losses since inception resulting in a shareholders' deficit and working capital deficit at March 31, 2000. Unless the Company's revenue increases there is substantial doubt about the Company's ability to continue as a going concern.

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

     The Company has recently received engineering approvals for 5 of the proposed hospital sites in Indonesia, and is in the process of rescheduling the groundbreaking date for the first Indonesian hospital. The Company anticipates that it will complete the balance of its contracts in Indonesia over the 2 years following the initial groundbreaking date.

     The Company has entered into a memorandum of understanding with China Chen South America Construction Contracting Co. Ltd. ("CCS"), Beijing, China, one of the leading construction companies in China, with significant international experience in project construction and management in Neurotech's target markets in the developing world. CCS will construct both

Neurotech turnkey modular hospitals as well as its turnkey tertiary hospitals, nursing home facilities, and university hospitals. The companies are jointly working on the development of railsided hospitals to be deployed in the developing world where CCS is constructing railroads, as well as locations where rails already exist or are operated by CCS. CCS has already assumed an active role in many of Neurotech's new projects.

     The Company expects to begin construction of its first facilities in China in the fall of 2000. The Company has entered into a series of additional new agreements in China. Such agreements call for the construction of a 90 acre senior citizen community which includes a geriatric hospital, and 2200 beds of assisted living and nursing home, and recreational facilities. This project is still subject to final budgetary approvals, and all relevant permitting and licensing. The Company has also entered into an agreement to build a cancer treatment hospital and research centre, in Jiangsu Province. The Company has additional agreements, and other projects in various stages, including a large medical university hospital in Shanghai, and other facilities. Management feels that with its recent expansion of activities in China and its new strategic alliances that it has the ability to fulfill all of its contractual requirements.

     The Company will be paid incrementally for each phase of the hospital and related medical construction projects and does not anticipate the need to raise capital for these operations. The Company has contacted major vendors for the supply of equipment, pharmaceuticals, computers, medical disposables, training and education, as well as the buildings to be erected.

     The Company has invested $1,320,000 to date and expects to pay $2,850,000 additionally plus 10 million shares of Common Stock to complete a 100% acquisition of American International Medical Resources Inc. American International Resources Inc. has an agreement in place to acquire 100% of Residential Health Care, Inc. The Company expects that American International Medical Resources Inc., through its acquisition of Residential Health Care, Inc., should provide a source of revenue for the Company in the year 2000.

     The Company has launched its subsidiary Doctors4Doctors.com, Inc. ("Doctors4Doctors"). Doctors4Doctors will host a secured internet site for licensed doctors only. Doctors4Doctors is working on its subscriber base and plans to have the site operational by September 2000. "Doctors4Doctors.net" and "Doctors4Doctors.org" are registered domain names belonging to the Company.

     The Company maintains a system of ongoing research in the areas of hospital operating systems, patient management, software, purchasing, and construction methods and standards.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     No new material legal proceedings were commenced and no material developments occurred in existing legal proceedings during the Company's fiscal quarter ended March 31, 2000. For information on the Company's ongoing reportable litigation, please refer to the Company's 10-KSB for the fiscal year ended June 30, 1999, and its 10-QSB for the fiscal quarter ended September 30, 1999.

Item 2.  Changes in Securities

     (a) No modifications during this fiscal quarter.

     (b) None

     (c) The Company has not had revenues from continuing operations for several years. Because of lack of revenues, stock of the Company has been utilized where possible and practical as payment for expenses of the Company, including salaries.

     On January 3, 2000, the Board of Directors agreed to issue Common Stock to the following individuals in lieu of salary.

                               Number of Shares
     Name                       of Common Stock
     ----                      ----------------

     Bernard Artz                  267,857
     Steven A. Massey              267,857
     Lawrence Artz                 267,857
     Leonard Markman                89,286

The closing market price of the stock on January 3, 2000 was $.56.

     On January 14, 2000, the Board of Directors agreed to issue the following shares as repayment for shares pledged by certain shareholders to secure a Company loan that was foreclosed upon in October of 1999.

                               Number of Shares
     Name                       of Common Stock
     ----                      ----------------

     Steven A. Massey            1,596,418
     Bernard Artz                1,320,000
     Lawrence Artz               1,464,000

The consideration for these shares was the shareholders' pledged securities. The Company reissued 120% of the lost share amount to the individuals.

     On February 7, 2000 the Board of Directors approved a private placement of 8,393,042 shares of Common Stock to sixteen individuals who were long-time shareholders or insiders of the Company. Cash of $176,636 from this offering was used by the Company to settle outstanding obligations. In addition, some shareholders paid contractual commitments of the Company with their own stock and received restricted stock from the offering in return.

     Under a Consulting Agreement with Wellington Capital Corporation ("Wellington") the Company has granted an option to Wellington to purchase 10,000,000 shares of Common Stock at $.01 per share. Wellington, to date, has purchased 3,000,000 shares under the option for a total consideration of $30,000.

     For all of the above transactions the Company relied upon the private placement exemption under Section 4(2) of the Securities Act of 1933, and the safe harbour of Regulation D promulgated thereunder.

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

     In connection with the August 25, 1999 financing agreement with Avalon,
3.3 million shares of Company Common Stock owned by three individuals (officers and/or directors and a consultant of the Company) were pledged as collateral. In October 1999, Avalon foreclosed on $1.1 million of the 30-day notes plus accrued interest and assumed 1,856,190 of the shares pledged as collateral in payment. In consideration for the risk assumed by these three individuals to their personal holdings of the Company Common Stock, and for the tax consequences that would ensue, the Company agreed to issue 1.2 times the number of shares lost in the foreclosure back to the individuals. In October 1999, the Company agreed to issue 4,380,415 shares of Common Stock to the three individuals as compensation for the shares lost in the foreclosure. The shares have recently been issued.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.34 Turnkey Hospital Purchase Agreement dated April 14, 2000 among Neurotech Development Corporation and the No. 4 People's Hospital in Tai-Xing City, Ren`ai Tumours Therapeutic Centre and Jiangsu Development Authority.

          10.35 Turnkey Hospital Purchase Agreement between Neurotech Development Corporation dated April 16, 2000 and Shanghai Dadran Biological Technology Development Co. Ltd.

          27.0   Financial Data Schedule

     (b)  Reports on Form 8-K
          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NEUROTECH DEVELOPMENT CORPORATION


Date:  May 19, 2000            By:  /s/  Bernard Artz
                                   ------------------------------------------
                                   Bernard Artz, Chairman,
                                   Chief Financial Officer