Form 10KSB
period 2000-06-30
NEUROTECH CORP
filed 2000-10-13
CIK 758953

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2000
                                              -------------

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
           For the transition period from _________ to ____________

                        Commission file number 0-15179
                                               -------

                       NEUROTECH DEVELOPMENT CORPORATION
                       (Formerly Neurotech Corporation)
                (Name of small business issuer in its charter)


       DELAWARE                                06-1100063
-----------------------                     -------------------
(State of incorporation                      (I.R.S. Employer
    or organization)                        Identification No.)

45 ORCHARD STREET, MANHASSET, NEW YORK,           11030
----------------------------------------      ----------
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

                           Yes ( x )     No  (   )
                               -----         -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     Issuer's revenues for its fiscal year ended June 30, 2000 were $-0-.

     The aggregate market value of the voting stock held by non-affiliates approximated $12,939,956, computed by reference to the average of the bid and asked prices for such stock on October 11, 2000. In calculating this amount, the Company has assumed that it is able to determine affiliate holdings from the list of stockholders generated by its transfer agent, American Stock Transfer & Trust Company.

     67,216,648 shares of issuer's common stock were outstanding at October 4, 2000.

     Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                                    ----   -----

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS

Organization

     Neurotech Development Corporation ("Neurotech" or the "Company") was incorporated in Delaware on September 13, 1983 as Bellevue Medical Corporation. The Company changed its name, on October 9, 1984, to Neurotech Corporation, and, on July 1, 1998, to Neurotech Development Corporation.

     Neurotech has three wholly-owned subsidiaries: (1) Doctors4Doctors.com, Inc., a Delaware corporation formed in January 2000; (2) Neuroscientific Corporation, a dormant Delaware corporation; and (3) Global Health Enterprises, Inc. ("Global"), a dormant Delaware corporation that discontinued operations in October 1998. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

Historical Nature of Operations

     Prior to 1996, the Company was engaged in the assembly, marketing and sale of proprietary non-invasive medical research instruments and custom delay lines, and the distribution of non-ozone depleting refrigerant products. These businesses were discontinued in 1996. Effective June 1, 1996, the Company, through its newly acquired subsidiary, Global, acquired the real property and operating assets and liabilities of Mary E. Dickerson Memorial Hospital, a 49 bed acute care hospital in Jasper, Texas, doing business as Lakes Regional Medical Center. Bank of America retained a mortgage on the hospital to secure indebtedness of approximately $1.7 million. Global defaulted on its obligations to Bank of America in 1997. On October 17, 1998, the hospital was closed and all operations were discontinued. Bank of America foreclosed and recovered title to the hospital. The operations of all previous businesses of the Company are reported as discontinued operations in the attached financial statements.

Current Operations

     The Neurotech Healthcare System

     The Company has spent the last five years in the design and development of a rapid deployment healthcare system for the third world. The system which has been developed consists of a series of linked institutions, consisting of modular hospitals and tertiary hospitals. The deployment times for these hospitals are faster, and the deployment costs are lower than for conventional construction. The Company plans to deploy prefabricated building systems purchased in the United States. The Company has also developed hospital management, patient management, and operational techniques which will allow the hospitals to operate and treat the maximum number of patients. Additionally, the Company has a proprietary plan for medical education for doctors and staff at these facilities, as well as an ongoing program for continuing education.

     Neurotech has letters of understanding with Indonesian and Chinese companies or authorities to implement its health care system and provide modular hospitals. These letters of understanding are generally contingent upon a complete feasibility study and financing. In Indonesia, the Company has executed two such letters of understanding with Techni-Lube Singapore PTE, Ltd. for three tertiary hospitals in Jakarta and one in Bandung. In China, Neurotech has letters of understanding with the Hongyan Economic Industry & Trade Co., Ltd., the Xian Municipal Government, the Zhen Jiang Province Riyueming Economic and Trade Co., Ltd., and the People's Government of Jiading, Shanghai, The People's No. 4 People's Hospital in Tai-Xing City, Ren'ai Tumours Therapeutic Centre, the Jiangsu Development Authority, the Shanghai Dadran Biological Technology Development Co., Ltd., and the Zhongshan Hospital affiliated to Medical Center of Fudan University for various types of facilities and services.

     The Company has identified and entered into arrangements with various suppliers of machinery, equipment, supplies and services in connection with the implementation of its rapid deployment health care system. Additionally, the Company has entered into a series of strategic relationships, including an arrangement with China Chen South American Construction Co. Ltd. ("CCS"), Beijing, a large construction company based in China, with offices in Asia and South America. Under this arrangement, CCS will be the Company's contractor in Indonesia and China for assembling the hospitals, and CCS will construct the infrastructure for the hospitals. CCS has been working in close cooperation with the Company on several projects. The Company also has an agreement with a not-for-profit educational institution for the education and training of foreign doctors.

     The Company has been developing a supply strategy for Indonesia and China, and anticipates having a medical products distribution facility in each country. Management believes that the Company will be able to meet its present supply commitments.

     The Company had planned to begin construction of the hospitals in Indonesia and China in March 2000 and June 2000, respectively. However, construction start dates have been revised to January 2001, because of delays associated with the implementation of payment facilities acceptable to the Company. The Company anticipates that it will be paid in advance for each phase of the construction work, and that it will not have to raise any additional funds to support these projects.

     The Company's rapid deployment healthcare system may be affected by United States and foreign government regulation, particularly export-import controls. The Company will be subject to political, economic, environmental and other risks associated with doing business in developing countries.

     The Company sells a proprietary healthcare delivery system, complete with capital equipment, supplies, education, and post completion support. There are numerous competitors in each area of business. However, there are no competitors offering at "one stop" the full array of services that the Company offers. The Company relies on numerous vendors to provide supplies and services and as such is not restricted to production capacity restraints as if it had its own factories. There is an adequate supply of all goods and services provided by the Company. Since the customer base is primarily governmental entities, all areas of compliance are stipulated in advance and governmental approvals are granted prior to construction.

     Other Activities

     The Company has entered into a series of letter agreements to acquire up to sixty percent of the outstanding common stock of American International Medical Resources, Inc. ("AIM") for cash of $4.1 million and notes of $3.9 million. AIM will, in turn acquire one hundred percent of Residential Health Care, Inc. ("RHC"). To date, the Company has paid $1.32 million in exchange for shares representing 12.6% of AIM's outstanding common stock. AIM and RHC have an Internet-based physician referral service, which the Company intends to expand through its subsidiary, Doctors4Doctors.com, Inc., following the completion of the intended acquisition. In addition, it is anticipated that the hospitals which the Company is planning to build will employ a large number of physicians and that AIM will provide a source of referrals or education for these physicians.

     Doctors4Doctors.com, Inc. is an e-commerce company which has been established for the exclusive use of licensed physicians. During the past year, the Company has developed proprietary software and other services directed for use solely by licensed physicians. The Company plans for Doctors4Doctors.com, Inc. to supply certain services in connection with the Company's overseas hospitals. The Company anticipates that Doctors4Doctors.com, Inc. will begin operations in January 2001.

     Employees

     The Company employs three executives and one clerical person, but has no other employees.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company presently leases office space at 45 Orchard Street, Manhasset, New York from a corporation controlled by current and former members of the Board of Directors. The Company occupies approximately 2,000 square feet and pays a monthly rent of $3,000.

ITEM 3.  LEGAL PROCEEDINGS

     In two separate lawsuits recently consolidated as DVI Business Credit Corp. and DVI Financial Services, Inc. vs. Global Health Enterprises, Inc. trading as Lakes Regional Medical Center, et al., filed in the District Court of Bexar County, Texas, 224th Judicial District, in January and March of 1999, DVI Business Credit Corp., and DVI Financial Services, Inc. (referred to generally as "DVI") have alleged breaches of guarantee agreements relating to two promissory notes made by Global and guaranteed by the Company. DVI Business Credit Corp. has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global. The Court found that the promissory note is valid and enforceable. However, the amount owed is still in dispute. The Company contends that the collateral assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company be completely unsuccessful, the ultimate exposure could range up to approximately $516,760 plus attorney's fees. At this point, it is uncertain as to the ultimate resolution of this matter and it is uncertain as to the amount, if any, that will finally be recovered by the Plaintiffs. The Company believes that it has adequately provided for its future obligations and that the ultimate resolution of this matter will not have a material effect on its financial position.

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

     National Linen Service has a default judgement against the Company's subsidiary, Global, in the amount of approximately $18,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending June 30, 2000.



                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since March 7, 1991, the Company's common stock has been quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board.

     The following information for each quarter during the Company's fiscal years ended June 30, 1999 and 2000 reports the high and low bid quotations. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                   First Quarter            Second Quarter             Third Quarter             Fourth Quarter
                 High         Low          High         Low          High         Low          High          Low
               ---------   ----------   ----------   ----------   ----------   ----------   -----------   ----------
Fiscal 1999     $  .36       $  .10       $  .30        $.125        $.825        $.12         $1.75         $.53
Fiscal 2000     $1.875       $1.062       $1.062        $.625        $1.25        $.50         $.812         $.21

     (a) On October 11, 2000, the bid price for the Company's Common Shares was $.25.

     (b) As of October 4, 2000, there were 709 holders of record of common stock of the Company.

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

Result of Operations

Years Ended June 30, 2000 and 1999

     The Company had revenues from discontinued operations for the years ended June 30, 2000 and 1999 in the amounts of $-0- and $1,180,421, respectively.

     General and administrative expenses related to discontinued operations for the year ended June 30, 2000 and 1999 were $-0- and $1,742,120, respectively. General and administrative expenses during 1999 consisted of fees and related expenses associated with operating the Lakes Regional Medical Center. The Company realized net losses of $-0- and $498,339 related to discontinued operations for the fiscal years 2000 and 1999, respectively.

     The Company had losses from continuing operations for the years ended June 30, 2000 and 1999, of $14,542,664 and $983,340, respectively. The losses resulted primarily from expenses incurred in the design and development of a rapid deployment healthcare system.

     The resulting net losses from continuing and discontinued operations for the years ended June 30, 2000 and 1999 were $14,542,664 and $1,481,679, respectively.

     While the Company has not produced any revenue in the fiscal year ended June 30, 2000, the Company has moved forward in developing strategic relationships, developing services, and marketing the Company's proprietary healthcare system. All of the Company's projects are major capital undertakings, requiring numerous approvals at many levels of government. The Company currently believes that it will be able to meet all of its clients' requirements, and it anticipates that it will develop positive cash flow in late 2000 or early 2001. Businesses of this nature typically take at least two years for implementation, therefore, the Company is constantly seeking to add to its backlog. In July 2000, the Company received possession of bank guarantees whose face value is $100 million in connection with certain letters of understanding with the Indonesian customer. These guarantees have a maturity date in October 2001. The Company is currently trying to use these bank guarantees to either receive a discounted amount of the guaranteed amount or to obtain financing using the guarantees as collateral. (See Subsequent Events.) The Company anticipates that if it is successful in monetizing of these guarantees, that it will be easier to deal with future payments received in the form of foreign bank guarantees.

     The Company believes that the markets for its proprietary rapid deployment healthcare system are extensive. The Company believes that many cities in Asia, Eastern Europe, South America, Africa, Central America, and in other parts of the world have a need for the Company's system. Even rural parts of North America, Europe, and Australia would likely benefit from the Company's system. Additionally, the Company anticipates that licensed physicians in every country will find the services offered by Doctors4Doctors.com, Inc. to be beneficial.

     The Company is also structuring a distribution infrastructure which it intends to implement in each of the countries where it constructs hospitals. In this regard, the Company has entered into a letter of intent to acquire a transportation company which specializes in the transportation of pharmaceuticals and medical products.

Liquidity and Capital Resources

     At June 30, 2000, the Company had $2,939 in cash. The Company has incurred significant losses since inception resulting in a shareholders' deficit of $3,961,061, and a working capital deficit of $4,116,061 at June 30, 2000.

     Since the end of the Company's fiscal year 2000, the Company has received possession of bank guarantees in the total face amount of $100 million, with maturity dates in October 2001. The Company currently intends to hold these bank guarantees until maturity, but is seeking to borrow against them in the meantime. Alternatively, the Company may be able to transfer its interest in the bank guarantees in exchange for their discounted present value. (See Subsequent Events below.) If the Company is successful in borrowing against the bank guarantees or obtaining their discounted value, the Company believes that it will have sufficient capital to continue operations. There are, however, no assurances that the Company will be successful in this regard. While the Company continues to develop it business ventures, the Company will likely continue to incur operating losses for some period subsequent to June 30, 2000.

     In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. Management believes that actions presently being taken to acquire an operating business and to further develop its line of business constructing prefabricated hospitals in third world countries provide the Company the opportunity to continue as a going concern. Management has term sheets with potential accredited investor groups to provide financing for future acquisitions and business development, but no assurances can be made that this financing will be completed or that the Company will have enough capital to continue operations.

SUBSEQUENT EVENTS

     In July 2000, the Company's bank received possession of bank guarantees with the total guaranteed face amount of $100 million, with maturity dates in October 2001, originally issued in October 1998 by PT Bank Ekspor Impor Indonesia (Persero), Exim Branch, and amended in July 1999. These instruments were confirmed by PT Bank Mandiri (Persero) in July 2000. The Banker's Almanac report dated as of October 11, 2000, indicates that PT Bank Mandiri is rated "C" by CI and "Caa2" by Moody's. The Company has received a CUSIP number for these guarantees from Standard & Poor's CUSIP Bureau. The Company believes that the bank guarantees are free of all liens and encumbrances.

     The Company's current plans are to hold these bank guarantees until maturity. In the meantime, however, the Company is seeking to use these instruments as collateral for financing. Alternatively, the Company may seek to transfer its interest in the bank guarantees to a third party in exchange for the discounted present value of the guaranteed amount. Based on preliminary discussions with financial institutions, the Company believes that the instruments have an estimated present monetary value of between $60 million and $70 million. Any loan proceeds or discounted value received by the Company in connection with these bank guarantees will be used to fund the Company's obligations relating to the construction of certain hospitals pursuant to the letters of understanding relating to the bank guarantees, and to fund the Company's working capital needs.

     In September 2000, the Company entered into a letter of intent to acquire a transportation company for the total consideration valued at $7 million, consisting of $2 million in cash, 2.5 million shares of the Company's common stock valued at $1 per share, and a promissory note for $2.5 million payable over five years. The closing of the acquisition is subject to a number of conditions, including the completion of final due diligence and an audit. If the value of the Company's shares issued to the sellers at the closing is less than $2.5 million on the second anniversary of the closing date, the Company will issue additional shares to the sellers so that the value of all shares issued to the sellers is $2.5 million. The Company anticipates that, if the transaction is consummated, the financing of the Company's $2 million cash payment obligations will be arranged by Wellington Capital. There are no assurances that the Company will be successful in obtaining such financing, or consummating this transaction.

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


ITEM 9.  DIRECTORS AND OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16 (A) OF THE EXCHANGE ACT

         Name                             Position
         ----                             --------

      Bernard Artz                Chairman, Chief Financial Officer

      Lawrence Artz               Vice-President, Director

      Jack Fishman (1)            Chief Accounting Officer, Director


(1) Mr. Fishman resigned his position as director and Chief Accounting Officer as of July 7, 1999, due to health reasons, but was reappointed on June 1, 2000.


     Bernard Artz, age 76, has been the chairman and a director of the Company since 1994. From 1993 to 1996, he was a vice president and director of Travel Safety Corp. From 1994 to the present, he has been a director and co- chairman of Lundell Technologies, Inc., a public company.

     Lawrence Artz, age 49, has been an officer and director of the Company since 1994. From 1994 to the present, Mr. Artz has been a director and vice president of Lundell Technologies, Inc., a public company. From 1993 to the present, Mr. Artz has been managing director of Safety & Technology Group, Ltd. of Hong Kong, a manufacturer of non-ozone depleting refrigerants and children's' safety products. From 1993 to the present, Mr. Artz has been a director of Global Investment Fund, Ltd. From 1991 to 1993, Mr. Artz has been a managing director of Starcomm, Ltd., a manufacturer of children's' safety products. From 1987 to 1991, Mr. Artz was a managing director of Asia Industries Group Ltd. From 1981 to 1985 he was director of marketing for Conair Corporation. Lawrence Artz is the son of Bernard Artz.

     Jack Fishman, age 71, was a director and an officer of the Company from 1994 to 1999, and from June 2000 to the present. He is a Certified Public Accountant and has maintained an independent accounting practice for more than 20 years He resigned his position as director of Neurotech on July 7, 1999, due to health reasons, but was reappointed as a director on June 1, 2000.


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

                           SUMMARY COMPENSATION TABLE

                                           Annual compensation                       Long term compensation
                                                                                     Awards                       Payouts
                                                                         Restricted            Securities
Name and principal position          Year   Salary    Bonus    Total     stock award           underlying           Other
                                              ($)      ($)      ($)          ($)             options / SARs (#)   Compensation
Bernard Artz , Chairman
                                     1998     $-0-      -0-      -0-       $150,000(1)              950,000               -0-
                                     1999     $-0-      -0-      -0-       $150,000(2)              750,000(4)            -0-
                                     2000     $-0-      -0-      -0-       $525,000(3)              950,000(5)            -0-
Lawrence Artz , Vice President
                                     1998     $-0-      -0-      -0-       $150,000(1)                  -0-               -0-
                                     1999     $-0-      -0-      -0-       $150,000(2)              750,000(4)            -0-
                                     2000     $-0-      -0-      -0-       $413,034(3)              950,000(5)            -0-
Jack Fishman, Chief Acctg Ofcr
                                     1998     $-0-     $-0-     $-0-       $    -0-                     -0-              $-0-
                                     1999     $-0-     $-0-     $-0-       $    -0-                $    -0-              $-0-
                                     2000     $-0-     $-0-     $-0-       $ 10,500(6)             $    -0-              $-0-

___________

(1) The Company awarded restricted stock in the amount of 750,000 shares of Common Stock as compensation for 1998 to each named executive officer. The value of this award is calculated on the basis of the January 5, 1999 issue date closing price of $0.20.
(2) The Company awarded restricted stock in the amount of 267,857 shares of Common Stock as compensation for 1999 to each named executive officer. The value of this award is calculated on the basis of the January 4, 2000 issue date closing price of $0.56.
(3) The Company awarded restricted stock in the amount of 2,500,000 shares and 1,966,830 shares of Common Stock to Bernard Artz and Larry Artz, respectively, as compensation for unpaid salaries and to reimburse expenses incurred on behalf of the Company. The value of this award is calculated on the basis of the June 30, 2000 issue date closing price of $.21.
(4) On January 5, 1999, each named executive officer was granted an option to purchase 750,000 shares of Common Stock at an exercise price of $0.20 for five (5) years. The closing price for Neurotech Common Stock on the date of grant was $0.20.
(5) On July 3, 2000 each named executive officer was granted an option to purchase 950,000 shares of Common Stock for five years at an exercise price of $.10. The closing price for Neurotech Common Stock on the date of grant was $.22.
(6) The Company awarded restricted stock in the amount of 50,000 shares of Common Stock to designees of Mr. Fishman in lieu of monetary compensation for services rendered. The value of this award is calculated on the basis of the June 30, 2000 issue date closing price of $.21.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 4, 2000, the name and the number of shares of the Company's Common Stock, $.01 par value, held of record or beneficially by each director, each named executive officer and all officers and directors as a group. Other than officers and directors, the Company knows of no other stockholder who holds of record or beneficially more than five percent of the issued and outstanding Common Stock. Approximately 48.4 percent of the Company's outstanding Common Stock is held in street name by Cede & Company.


Name                                   No. of  Shares of Common                  (2)
and Address(1)                         Stock Beneficially Owned    Percent of Class
--------------                         ------------------------    ----------------

Officers, Directors and Nominees:

Bernard Artz                                      10,439,607(3)          14.99

Lawrence M. Artz                                   9,194,582(3)          13.20

Directors and Officers as                         19,634,189             27.23
as a Group (2 persons)

____________________

(1) The address for each of the named officers is 45 Orchard St., Manhassett, New York 11030.
(2) Based upon 67,216,648 shares outstanding as of October 4, 2000, plus for each calculation the number of shares of Common Stock that such person or group can acquire within 60 days by exercise of options, warrants or similar rights.
(3)  Includes options for 2,450,000 shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases its present office space from Lundell Technologies, Inc. Bernard Artz, Lawrence Artz and Steve Massey, collectively, hold approximately thirty-two percent of the outstanding stock of Lundell Technologies, Inc. Management believes that this lease is commercially reasonable. From time to time, members of the Board or stockholders have advanced money to the Company to cover expenses. Neurotech has agreed to repay these advances in stock in the amount of the loan plus twenty percent.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number   Title                                                 Page

  3.1   Certificate of Incorporation, as Amended                       (3)
  3.2   By-Laws                                                        (3)
  4.0   Specimen Certificate of Common Stock                           (1)
  4.1   Company's Stock Option Plan                                    (1)
  4.2   Wellington Capital Corporation Registration Rights Agreement   (4)
  4.3   Wellington Capital Corporation Stock Option Agreement          (4)
 10.3   Consent and Assumption Agreement                               (2)
 10.4   Secured Renewal and Extension Promissory Note                  (2)
 10.5   Modification Renewal and Extension Agreement                   (2)
 10.6   Covenant Not to Sue                                            (2)
 10.7   Credit Agreement                                               (2)
 10.8   $1,500,000.00 Promissory Note                                  (2)
 10.9   $185,000 Promissory Note                                       (2)
 10.10   Deed of Trust, Security Agreement and
         Financing Statement                                           (2)
 10.11   Assignment of Rents and Leases                                (2)
 10.12   Commercial Security Agreement                                 (2)

 10.13   Assignment of Deposit Accounts and Security Agreement         (2)
 10.14   Guaranty Agreement                                            (2)
 10.15   Indemnity Agreement                                           (2)
 10.16   Corporate Certificate                                         (2)
 10.17   Asset Purchase Agreement                                      (2)
 10.18   Special Warranty Deed with Assumption                         (2)
 10.19   Bill of Sale and Assignment - Jasper Associates               (2)
 10.20   Assignment of and Assumption of Lease                         (2)
 10.21   Bill of Sale and Assignment -
         Mary E. Dickerson Hospital Group, Ltd.                        (2)
 10.22   Loan and Security Agreement                                   (2)
 10.23   Lease Agreement between Lundell Technologies, Inc. as
            landlord and the Company, dated February 1, 1999           (3)
 10.24   Turnkey Hospital Purchase Contract between the Company
            and Techni-Lube Singapore PTE, Ltd., dated
            March 2, 1999                                              (3)
 10.25   Turnkey Hospital Purchase Contract between the Company
            and Techni-Lube Singapore PTE, Ltd., dated
            March 2, 1999                                              (3)
 10.26   Turnkey Hospital Purchase Agreement between the Company
            and The Chaoshan Hospital, Hongyuan Economic
            Industry Trade Co. Ltd.                                    (3)
 10.27   Turnkey Hospital Purchase Agreement between the Company
            and the Xian Municipal Government dated
            November 19, 1999                                          (3)
 10.28   Turnkey Hospital Purchase Agreement between the Company
            and the Zhen Jiang Province Riyueming Economic
            and Trade Co. Ltd., dated October 24, 1999                 (3)
 10.29   Turnkey Hospital Purchase Agreement between the Company
            and The People's Government of Jiading Shanghai,
            dated November 4, 1999                                     (3)
 10.30   Turnkey Hospital Purchase Contract between the Company
            and The People's Government of Jiading Shanghai,
            dated November 4, 1999                                     (3)
 10.31   Letter Agreements dated May 20, 1999 and July 30, 1999
            relating to the Stock Purchase between the
            Company and American International Medical
            Resources, Inc.                                            (3)
 10.32   Wellington Capital Corporation Consulting Agreement           (4)
 10.33   Wellington Capital Corporation Stock Option Agreement
            (See Exhibit 4.3)
 10.34   Turnkey Hospital Purchase Agreement dated April 14, 2000
            among the Company and the No. 4 People's Hospital
            in Tai-Xing City, Ren'ai Tumours Therapeutic Centre
            and Jiangsu Development Authority                          (5)
 10.35   Turnkey Hospital Purchase Agreement dated April 16, 2000
            between the Company and Shanghai Dadran Biological
            Technology Development Co. Ltd.                            (5)
 10.36   Turnkey Hospital Agreement dated June 30, 2000,
            but amended July 6, 2000, between the Company
            and Zhongshan Hospital Affiliated to Medical
            Center of Fudan University                                 ___
 10.37   Bank Guarantee No. **6/****-**/*/** issued on
            October 21, 1998 by PT Bank Ekspor Impor Indonesia
            (Persero), Jakarta Plaza, Exim Branch, for $25 million.    ___

 10.38   Bank Guarantee No. **7/****-**/*/** issued on
            October 21, 1998 by PT Bank Ekspor Impor Indonesia
            (Persero), Jakarta Plaza, Exim Branch, for $25 million.    ___
 10.39   Bank Guarantee No. **8/****-**/*/** issued on
            October 21, 1998 by PT Bank Ekspor Impor Indonesia
            (Persero), Jakarta Plaza, Exim Branch, for $25 million.    ___
 10.40   Bank Guarantee No. **9/****-**/*/** issued on
            October 21, 1998 by PT Bank Ekspor Impor Indonesia
            (Persero), Jakarta Plaza, Exim Branch, for $25 million.    ___
 10.41   Letter of Authentication dated October 21, 1998 by
            PT Bank Ekspor Impor Indonesia (Persero) for
            Bank Guarantee No. **6/****-**/*/** and
            Bank Guarantee No. **7/****-**/*/**.                       ___
 10.42   Letter of Authentication dated October 21, 1998 by
            PT Bank Ekspor Impor Indonesia (Persero) for
            Bank Guarantee No. **8/****-**/*/** and
            Bank Guarantee No. **9/****-**/*/**.                       ___
 10.43   Confirmation Letter dated October 21, 1998 by
            PT Bank Ekspor Impor Indonesia (Persero) for
            Bank Guarantee No. **6/****-**/*/** and
            Bank Guarantee No. **7/****-**/*/**.                       ___
 10.44   Confirmation Letter dated October 21, 1998 by
            PT Bank Ekspor Impor Indonesia (Persero) for
            Bank Guarantee No. **8/****-**/*/** and
            Bank Guarantee No. **9/****-**/*/**.                       ___
 10.45   Amendment of Bank Guarantees Nos. **6/****-**/*/**
            through **9/****-**/*/** dated July 15, 1999
            by PT Bank Ekspor Impor Indonesia (Persero).               ___
 10.46   Letter from Bank Mandiri dated July 24, 2000
            regarding Bank Guarantees Nos. **6/****-**/*/**
            through **9/****-**/*/**.                                  ___
 21      Subsidiaries of the Registrant                                ___
 27      Financial Data Schedule                                       ___

______________

(1) Previously filed with the Company's Registration Statement on Form S-18, filed with the Commission on December 18, 1985.

(2)  Previously filed with Form 8-K of May 31, 1997.

(3) Previously filed on January 31, 2000, with the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

(4) Previously filed on February 10, 2000, with the Company's Form 10-QSB for the quarterly period ended December 31, 1999.

(5) Previously filed on May 19, 2000, with the Company's Form 10-QSB for the quarterly period ended March 31, 2000.


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of October, 2000.


                       NEUROTECH DEVELOPMENT CORPORATION


                  By:   /s/ Bernard Artz
                  --------------------------------------------------
                     Bernard Artz, Chairman, Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Bernard Artz
----------------------------------------             October 13, 2000
Bernard Artz, Chairman, Chief Financial Officer      ---------------
                                                     Date

/s/ Lawrence M. Artz
----------------------------------------             October 13, 2000
Lawrence M. Artz, Director, President                ---------------
                                                     Date

/s/ Jack Fishman
----------------------------------------             October 13, 2000
Jack Fishman, Director                               ---------------
                                                     Date

                                   CONTENTS

                                                                            Page


INDEPENDENT AUDITOR'S REPORT...............................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets..............................................  F-3

  Consolidated Statements of Operations....................................  F-4

  Consolidated Statements of Changes
     in Stockholders' Equity (Deficit).....................................  F-5

  Consolidated Statements of Cash Flows....................................  F-6

  Notes to Consolidated Financial Statements...............................  F-8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Neurotech Development Corporation
(formerly Neurotech Corporation)
Manhasset, New York

We have audited the accompanying consolidated balance sheets of Neurotech Development Corporation and Subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Neurotech Development Corporation and Subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the two year period ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring operating losses since inception and liabilities exceeded assets by $3,961,061 at June 30, 2000. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
October 13, 2000

              NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            JUNE 30, 2000 AND 1999

                                                          2000         1999
                                                         ------       ------
                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $      2,939  $       335
  Account receivable - related parties,
    less allowance for doubtful
    accounts - 2000 $59,083; 1999 $-0-                      10,000       20,299
                                                      ------------  -----------
      Total current assets                                  12,939       20,634

INVESTMENTS, less allowance for impairment
  of $1,165,000                                            155,000            -
                                                      ------------  -----------
TOTAL ASSETS                                          $    167,939  $    20,634
                                                      ============  ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Convertible debenture                               $          -  $   100,000
  Accounts payable and accrued expenses                  2,765,075      710,200
  Accounts payable - related parties                         4,730      140,981
  Net liabilities of discontinued operations             1,359,195    1,359,195
                                                      ------------  -----------
      Total current liabilities                          4,129,000    2,310,376

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; par value $0.01 per share;
    authorized 100,000,000 shares; issued
    57,919,733 and 33,917,244 shares, respectively         579,197      339,173
  Additional paid-in capital                            24,177,877    5,467,123
  Retained earnings (deficit)                          (22,488,702)  (7,946,038)
                                                      ------------  -----------
                                                         2,268,372   (2,139,742)
  Less 1,354,829 and 100,000 shares of
    treasury stock, at cost                               (955,533)    (150,000)
  Deferred compensation                                 (5,273,900)           -
                                                      ------------  -----------
      Total stockholders' equity (deficit)              (3,961,061)  (2,289,742)
                                                      ------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $    167,939  $    20,634
                                                      ============  ===========

                The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

              NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      YEARS ENDED JUNE 30, 2000 AND 1999

                                                            2000                    1999
                                                        ------------            -----------
REVENUE                                                 $          -            $         -

COSTS AND EXPENSES
  Salaries and benefits                                    4,325,144                482,805
  Consulting services                                      5,926,100                 71,771
  Professional fees                                        2,253,191                121,414
  Impairment provision                                     1,165,000
  Travel                                                     355,036                      -
  Administrative                                             501,450                294,045
  Interest                                                    16,743                 13,305
                                                        ------------            -----------
        Loss from continuing operations
          before income tax benefit                      (14,542,664)              (983,340)
INCOME TAX BENEFIT                                                 -                      -
                                                        ------------            -----------
        Loss from continuing operations                  (14,542,664)              (983,340)

DISCONTINUED OPERATIONS
  Loss from operations                                             -               (561,699)
  Gain on disposal                                                 -                 63,360
                                                        ------------            -----------
        Loss from discontinued operations                          -               (498,339)
                                                        ------------            -----------
        Net loss                                        $(14,542,664)           $(1,481,679)
                                                        ============            ===========
BASIC LOSS PER SHARE
  Continuing operations                                 $      (0.37)           $     (0.03)
  Discontinued operations                                          -                  (0.02)
                                                        ------------            -----------
        Net loss per share                              $      (0.37)           $     (0.05)
                                                        ============            ===========
Weighted average number of
  common shares outstanding                               39,693,222             30,257,919
                                                        ============            ===========

                The Notes to Consolidated Financial Statements
                   are an integral part of these statements.

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JUNE 30, 2000 AND 1999


[CAPTION]

                                                Additional
                                  Common         Paid-in           Retained         Treasury          Deferred
                                  Stock          Capital           (Deficit)          Stock         Compensation          Total
                                 --------       ---------          ---------         -------        ------------          ------
Balance,

    June 30, 1998                 $256,778        $4,215,136      $ (6,464,359)     $ (150,000)       $          -      $(2,142,445)
    Common stock
       issued for cash              22,458           245,224                 -               -                   -          267,682
    Common stock
       issued for services          59,937         1,006,763                                                              1,066,700
    Net loss                             -                 -        (1,481,679)              -                   -       (1,481,679)
                                 ---------        ----------     -------------      ----------        ------------     ------------
Balance,
    June 30, 1999                  339,173         5,467,123        (7,946,038)       (150,000)                  -       (2,289,742)

    Commmon stock
       issued for cash               5,439           369,151                 -               -                   -          374,590
    Common stock
       issued for services
       and treasury stock          234,585        11,342,552                 -      (3,909,625)                  -        7,667,512
    Treasury stock issued
       for future services               -           625,000                 -       1,000,000           (1,625,000)              -
    Stock option granted
       for future services                         8,000,000                                             (8,000,000)              -
    Treasury stock issued
       for services                                 (155,949)                          604,092                              448,143
    Stock options
       exercised for cash                         (1,470,000)                        1,500,000                               30,000
    Deferred compensation
       realized                                                                                           4,351,100       4,351,100
    Net loss                                                        (14,542,664)                                        (14,542,664)
                                 ---------       -----------      -------------     ----------         ------------     -----------
Balance,
    June 30, 2000                 $579,197       $24,177,877       $(22,488,702)    $ (955,533)         $(5,273,900)    $(3,961,061)
                                 =========       ===========      =============     ==========         ============     ===========

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2000 AND 1999

[CAPTION]

                                                                                     2000                    1999
                                                                                    ------                  ------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                  ($14,542,664)            ($1,481,679)
     Adjustments to reconcile net loss to
         net cash used in operating activities

         Gain on disposal                                                                 -                 (63,360)
         Depreciation and amortization                                                    -                  64,386
         Bad debts                                                                   59,083                       -
         Provision for impairment                                                 1,165,000                       -
         Stock issued for services                                                8,115,655               1,066,700
         Stock options granted for services                                       4,351,100                       -
         Changes in assets and liabilities
            Accounts receivable - related party                                      10,299                  (20,299)
            Accounts payable and accrued expenses                                   825,792                (434,135)
            Accounts payable - related party                                       (136,251)                   (171)
            Net liabilities of discontinued operations                                    -                 462,386
                                                                                 ----------             -----------
               Net cash used in operating activities                               (151,986)               (406,172)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in common stock                                                  (1,320,000)                      -
                                                                                 ----------             -----------
               Net cash used in investing activities                             (1,320,000)                      -

                                          The Notes to Consolidated Financial Statements
                                             are an integral part of these statements.

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             JUNE 30, 2000 AND 1999
                                   (continued)

[CAPTION]

                                                                                     2000                  1999
                                                                                    ------                ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowing                                                      1,070,000                     -
     Proceeds from convertible debenture                                                  -               100,000
     Sale of common stock                                                           404,590               267,682
                                                                                 ----------            ----------
              Net cash provided by financing activities                           1,474,590               367,682
                                                                                 ----------            ----------
              Net decrease in cash                                                    2,604               (38,490)

CASH, BEGINNING                                                                         335                38,825
                                                                                 ----------            ----------
CASH, ENDING                                                                     $    2,939            $      335
                                                                                 ==========            ==========
SUPPLEMENTAL DISCLOSURE
     OF CASH FLOW INFORMATION

     Cash paid for

        Interest                                                                 $   16,743            $   66,728
                                                                                 ==========            ==========
        Taxes                                                                    $        -            $        -
                                                                                 ==========            ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Stock options issued for services                                           $4,351,100            $        -
                                                                                 ==========            ==========
     Common stock issued for services                                            $8,115,655            $1,066,700
                                                                                 ==========            ==========
     Debenture converted to common stock                                         $  100,000            $        -
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

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Neuroscientific Corporation (dormant) and Global Health Enterprises, Inc. (Global). Global's wholly-owned subsidiary, Health Systems Home Care, was sold effective July 1, 1998. The remaining operations of Global were discontinued on October 17, 1998 (see Note 4). The Company has formed a new subsidiary, Doctors4Doctors.com, Inc., which has had no operations to date. All significant intercompany balances and transactions have been eliminated upon consolidation.

  NATURE OF OPERATIONS

     Prior to 1996, the Company was engaged in the assembly, marketing and sale of proprietary non-invasive medical research instruments and custom delay lines, and the distribution of non-ozone depleting refrigerant products. These businesses were discontinued in 1996. Effective June 1, 1996, the Company, through its newly formed subsidiary, Global, acquired the real property and operating assets and liabilities of Mary E. Dickerson Memorial Hospital, a 49 bed acute care hospital in Jasper, Texas. The hospital was doing business as Lakes Regional Medical Center. On October 17, 1998, the hospital was closed and all operations were discontinued (see Note 4). The operations of all previous businesses are reported as discontinued operations for all years presented in these financial statements. Since October 17, 1998, the Company has had no revenues. The Company is actively exploring acquisition opportunities and is developing a new line of business constructing prefabricated hospitals in third-world countries.


NOTE 2.  GOING CONCERN

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  GOING CONCERN - Continued

  incurred significant losses since inception resulting in a shareholders' deficit of $3,961,061 and a working capital deficit of $4,116,061 at June 30, 2000. Effective October 17, 1998, creditors have taken substantially all of Global's assets. The Company has continued to incur operating losses for periods subsequent to June 30, 2000. In addition, the Company has not filed payroll tax returns or federal income tax returns for several years. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

  In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. Management believes that actions presently being taken to acquire an operating business and to develop a new line of business constructing prefabricated hospitals in third world countries provide the Company the opportunity to continue as a going concern. However, there can be no assurance that the planned acquisition or new line of business will be successful.


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Net liabilities of discontinued operations include management's best estimate of the ultimate liability that may result from the closing of the Company's hospital operations and settlement of its obligations. The amounts the Company ultimately may be required to pay could differ materially in the near term from the amounts assumed in arriving at the net liability of discontinued operations at June 30, 2000.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

  ADVERTISING

     The Company expenses advertising costs as incurred. For the years ended June 30, 2000 and 1999, the Company expensed $18,865 and $-0-, respectively.

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

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  DISCONTINUED OPERATIONS - Continued

  Net liabilities of discontinued operations consist of the following at June 30, 2000 and 1999:

     Notes payable                                     $  (385,747)
     Accounts payable and accrued expenses                (973,448)
                                                       -----------

       Net liabilities of discontinued operations      $(1,359,195)
                                                       ===========

  The Company's subsidiary, Global, had been in default under the terms of one or more of its notes payable agreements with secured creditors since 1996. When the hospital closed in October 1998, DVI Business Credit Corp. foreclosed on obligations due them of approximately $516,760, including principal and interest, and assumed control of collateral consisting of cash, accounts receivable and major movable equipment with a recorded value of approximately $365,025. The remaining obligation to DVI, if any, is in dispute. The Company has included $151,735 in net liabilities of discontinued operations related to this contingency. In January 1999, DT Investments, the holder of two notes originally payable to the Bank of America National Trust and Savings Association totaling approximately $2,098,760, including principal, interest, and unpaid property taxes as of October 30, 1998, assumed control of collateral consisting of land, land improvements, buildings, and building improvements and other assets with a recorded value of approximately $1,919,850. The settlement with DT Investments resulted in a gain to the Company of approximately $178,910. The remaining net liabilities of discontinued operations consist of amounts due to unsecured creditors of Global. While the amounts for which the Company could ultimately be obligated could differ from the amounts assumed in establishing the net liability, management believes that the recorded amount will be sufficient to cover all future obligations.

  The results of operations of the discontinued business for each period presented have been classified as loss from discontinued operations as follows:

                                             2000          1999
                                            ------        ------

     Revenues                               $   -       $ 1,180,421
     Costs and expenses                         -        (1,742,120)
                                            -----       -----------

     Loss before income tax benefit             -          (561,699)
     Income tax benefit                         -                 -
                                            -----       -----------

     Loss from discontinued operations      $   -       $  (561,699)
                                            =====       ===========

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.  INVESTMENT

  The Company entered into a series of letter agreements to acquire up to 60% of the common stock of American International Medical Resources, Inc. (AIM) for cash of $4,100,000 and notes of $3,900,000 which was then to acquire 100% of Residential Health Care, Inc. (RHC). The Company then intended to purchase the remaining 40% of AIM for 8,500,000 shares of the Company's common stock. To date, the Company has invested $1,320,000 for 12.6% ownership interest in AIM and AIM has made a deposit of $1,250,000 toward the acquisition of RHC.

  However, the Company has been unable to raise sufficient cash or obtain financing necessary to complete the planned transaction and is in default under the letter agreements. The completion of the planned transaction is dependent on the Company's ability to raise the additional cash. There can be no assurance that the acquisition will be completed as planned. Accordingly, an impairment provision of $1,165,000 has been recorded to reduce the investment amount to the estimated fair value of the Company's 12.6% ownership in AIM. Should the planned transaction ultimately be consummated, management believes that the full amount of the investment in AIM before the impairment provision will be applied to the acquisition as originally anticipated.


NOTE 6.  CONVERTIBLE DEBENTURE

  At June 30, 1999, the Company had outstanding a $100,000 convertible debenture which bears interest at 10%. The debenture is convertible into 1,000,000 shares of common stock of the Company. In July 1999, the holder of the debenture requested conversion. In May 2000, the Company converted the debenture to common stock.


NOTE 7.  CONTINGENCIES

  DVI Business Credit Corp., and DVI Financial Services, Inc. have filed claims against the Company for alleged breaches of guarantee agreements relating to two promissory notes made by Global and guaranteed by the Company. DVI Business Credit Corp. has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global. The Court found that the promissory note is valid and enforceable. However, the amount owed is still in dispute. DVI has not provided to the Company an acceptable accounting for the collateral. The Company contends that the collateral assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company be completely unsuccessful, the ultimate exposure could range up to approximately $516,760 plus

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7.  CONTINGENCIES - Continued

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


NOTE 8.  INCOME TAXES

  The provision for income taxes for the years ended June 30, 2000 and 1999 was computed as follows:
                                                        2000            1999
                                                    ------------    ------------

     Tax benefit at federal statutory rates         $  4,944,500     $ (334,336)
     Losses not providing tax benefits                (4,944,500)       334,336
                                                    ------------     ----------

     Tax provision                                  $          -     $        -
                                                    ============     ==========

  The components of the Company's deferred tax assets and liabilities at
  June 30, 2000 and 1999 were:
                                                        2000            1999
                                                    ------------    ------------

     Net operating loss carryforward                $  6,866,360    $ 2,389,400
     Impairment allowance                                396,100              0
     Officers' compensation                              115,940         81,600
     Allowance for doubtful accounts                      20,100              -
     Reserves for losses                                  68,000         51,000
     Research and development credits                     61,600         61,600
                                                     ------------   -----------

     Net deferred tax asset                            7,528,100      2,583,600
     Valuation allowance                              (7,528,100)    (2,583,600)
                                                     ------------   -----------
     Net deferred taxes                              $          -   $         -
                                                     ============   ============

     Change in valuation allowance                   $ 4,944,500    $   503,800
                                                     ============   ============

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  INCOME TAXES - Continued

  The Company has a net operating loss carryforward of approximately $20,195,200 which expires in the years 2001 through 2015. In addition, the Company has research and development credit carryforwards of approximately $61,600 which ultimately expire in 2006.


NOTE 9.  RELATED PARTY TRANSACTIONS

  The Company's related party transactions consist primarily of advances from and repayments to entities owned by common shareholders. The amounts due from or to these related entities are separately stated on the accompanying consolidated balance sheets as accounts receivable-related parties or accounts payable-related parties. Included in administrative expenses for the years ended June 30, 2000 and 1999 are $30,000 and $18,000 of office rent to a company under common ownership.


NOTE 10.  STOCK OPTIONS

  In January 2000, the Company granted 10,000,000 stock options to a consulting company to provide investment banking and advisory services for one year. The options are exercisable at $0.01 per share over the following terms:

  a. three million within 90 days from the execution of the consulting agreement; and

  b. seven million upon the earlier to occur of (i) the listing of the Company on the Nasdaq Small Cap Market or (ii) one year from the date of the consulting agreement.

  The fair value of the options granted of $8,000,000 was recorded as deferred compensation and is being amortized over the one year period of the consulting agreement. For the year ended June 30, 2000, approximately $3,622,000 was charged to expense related to this consulting agreement. The fair value of consulting costs deferred and charged to operations were calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected life of one year; volatility of 214.63%; and a risk-free interest rate of 6.5%. In April 2000, 3,000,000 options granted under this agreement were exercised.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10.  STOCK OPTIONS - Continued

  On January 6, 1999, the Company granted 2,250,000 stock options to officers and directors. The Company applies APB Opinion 25 and related interpretations to account for its stock options issued to employees. Accordingly, no compensation cost has been recognized for the granting of options to employees. The stock options may be exercised for five years from the grant date at $.20 per share. No options have been exercised. A summary of the status of the Company's stock options is as follows:
[CAPTION]

                                                  2000                  1999
                                           -------------------   ------------------
                                                      Weighted             Weighted
                                                       Average              Average
                                            Shares    Exercise   Shares    Exercise
                                              (000)     Price     (000)      Price
                                           -------     -------   ------    --------

     Outstanding, beginning                  4,700      $ .20     2,450       $   -
      Granted                               10,000        .01     2,250         .20
      Exercised                              3,000        .01         -           -
      Forfeited                                  -          -         -           -
                                           -------      -----     -----       -----
     Outstanding, ending                    11,700        .09     4,700         .20
                                           =======               ======
     Options exercisable at year end        11,700        .09     4,700         .20
                                           =======               ======

     Weighted average fair value of
      options granted during the year         $.80                 $.13
                                           =======               ======

  At June 30, 2000, $4,700,000 options outstanding have a weighted average exercise price of $0.20 per share and a weighted average remaining contractual life of 2.9 years and 7,000,000 options outstanding have a weighted average exercise price of $0.01 per share and a weighted average remaining contractual life of .58 years.

  Since no stock options were granted to employees during the year ended June 30, 2000, there is no difference in compensation costs recorded and therefore pro forma amounts are not applicable. For the year ended June 30, 1999, had compensation costs for the Company's stock options been determined based on the fair value at the grant date, the Company's net loss and net loss per share would have been as follows:

     Pro forma net loss
       Continuing operations                             $(1,275,840)
       Discontinued operations                              (498,339)
                                                         -----------

          Pro forma net loss                             $(1,774,179)
                                                         ===========

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  STOCK OPTIONS - Continued

     Pro forma basic loss per share
       Continuing operations                          $(.04)
       Discontinued operations                         (.02)
                                                      -----

          Pro forma net loss per share                $(.06)
                                                      =====

  Compensation cost for the year ended June 30, 1999, under the fair value method was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%; expected life of 3 years; volatility of 144.57%, and a risk-free interest rate of 6.0%.


NOTE 11.  NOTES PAYABLE

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

  In October 1999, Avalon foreclosed on the $1.1 million of 30 day notes plus accrued interest and assumed the collateral as payment. In accordance with an agreement between the individuals and the Company, the Company was obligated to issue 1.2 times the number of shares lost in the foreclosure plus additional shares for any tax consequences that may ensue to the individuals. In January 2000, the Company issued 4,380,418 shares of common stock to the three individuals as compensation for the shares lost in the foreclosure. Due to several issues with respect to Avalon's performance under the terms of the financing commitment, the Company disputes its obligation to issue the warrants.


NOTE 12.  STOCKHOLDERS' EQUITY

  The Company has had no revenue from continuing operations for several years. Because of lack of revenues, common stock of the Company has been utilized where possible as payment for expenses of the Company, including salaries.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12.  STOCKHOLDERS' EQUITY - Continued

  In July 1999, the Company's Board of Directors approved the issuance of 450,000 shares of common stock to an individual as a commission for an introduction to a potential investor. The common stock issued was valued at the closing market price on the date of the agreement of $1.562 per share. Accordingly, $703,126 was charged to expense as professional fees.

  In January 2000, the Company's Board of Directors approved the issuance of 892,857 shares of common stock to four individuals in lieu of salary. The common stock issued was valued at the closing market price on the date issued of $0.56 per share. The resulting $500,000 liquidated accrued salaries from the beginning of the year of $240,000 and paid current year compensation of $260,000.

  Also, in January 2000, the Company's Board of Directors approved the issuance of 4,380,418 shares of common stock as repayment for shares pledged by certain shareholders to secure a Company loan that was foreclosed upon in October 1999. The consideration for these shares was the shareholders' pledged securities, some of which were retained in the treasury. The Company issued 120% of the lost share amount to the individuals. In addition, 50,000 shares were issued to liquidate accrued liabilities. The shares were valued at the closing market price on the date issued of approximately $0.97 per share. Accordingly, $412,523 was recorded as the cost of 468,810 treasury shares, $1,499,635 was recorded to liquidate the Company's liability to the shareholders as a result of the foreclosure and $2,390,206 was recorded as compensation to the shareholders.

  In February 2000, the Company's Board of Directors approved a private placement of 8,393,042 shares of common stock to fifteen individuals who are long-time shareholders or insiders of the Company. In exchange for the shares issued, the Company received 6,994,203 shares of treasury stock which are being used to pay contractual commitments of the Company and cash of $176,636 which went directly to settle an outstanding Company obligation. The shares issued were valued at the closing market price on the date issued of approximately $0.50 per share. Accordingly, $3,497,102 was recorded as the cost of treasury shares and $699,420 as compensation.

  In May 2000, the Company's Board of Directors approved the issuance of 1,000,000 shares of common stock in exchange for a convertible debenture plus accrued interest of $103,750.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12.  STOCKHOLDERS' EQUITY - Continued

  Also, in May 2000, the Company's Board of Directors approved the issuance of 250,000 shares of common stock as payment for consulting services. The common stock issued was valued at the closing market price on the date issued of approximately $0.33 per share. The resulting $82,500 was expensed as consulting services.

  In June 2000, the Company's Board of Directors approved the issuance of 8,042,266 shares of common stock to officers, board members and/or employees of the Company as compensation for unpaid salaries and to reimburse expenses incurred on behalf of the Company. The common stock was valued at the closing market price on the date issued of approximately $0.21 per share. The resulting $1,688,875 was recorded as compensation and travel expenses.

  Under a consulting agreement to provide investment banking and advisory services to the Company for a one year period of time, the Company issued 2,000,000 shares of treasury stock and granted an option to purchase 10,000,000 shares of the Company's common stock at $0.01 per share. The fair value of the option granted and the cost of the treasury stock issued of $9,625,000 was recorded as deferred compensation and is being charged to expense over the one year period. At June 30, 2000, $4,351,100 has been charged to operations as consulting services. In April 2000, the consulting firm exercised the eligible portion of the option and purchased 3,000,000 shares for $30,000. The shares purchased on exercise of the option were issued from treasury stock and had a cost of $1,500,000.

  Also, during the year ended June 30, 2000, the Company issued 1,208,184 shares of treasury stock with a cost of $604,092 for services and to liquidate liabilities totaling $448,143.


NOTE 13.  SUBSEQUENT EVENTS

  In July 2000, the Company's Board of Directors approved the issuance of 7,500,000 shares of common stock to four companies for past, present and continuing consulting services. The fair value of the common stock on the date of issuance was approximately $0.21 per share. The issuance liquidated liabilities recorded at June 30, 2000 at $1,575,000.

                       NEUROTECH DEVELOPMENT CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13.  SUBSEQUENT EVENTS - Continued

  Also, in July 2000, the Company's Board of Directors approved a grant of 3,100,000 options to purchase common stock to officers, directors and/or employees as bonus compensation for services rendered. The options are exercisable for a period of five years at an exercise price of $0.10 per share. The fair value of the options granted liquidated liabilities recorded at June 30, 2000 of $341,000.

  In July 2000, the Company received amended bank guarantees of $100,000,000 from Bank Exim - Indonesia with maturity dates of October 21, 2001. The Company is seeking to borrow against these guarantees and hold them until maturity. The Company intends to use the proceeds of the borrowings to build prefabricated hospitals in third world countries.

  In August 2000, a consulting firm exercised options and purchased 1,000,000 shares of common stock at the option price of $0.01 per share totaling $10,000.

  In September 2000, the Company signed a letter of intent to acquire 100% of the outstanding stock of a privately-held company. If the purchase is consummated, the acquired company will become a wholly-owned subsidiary of Neurotech.