Form 10QSB
period 2000-09-30
NEUROTECH DEVELOPMENT CORP
filed 2000-11-14
CIK 758953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
             For the quarterly period year ended September 30, 2000
                                                 ------------------

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (No Fee Required)
         For the transition period from ______________ to _________________

                         Commission file number 0-15179
                                                -------

                        NEUROTECH DEVELOPMENT CORPORATION
                 (Name of small business issuer in its charter)

          DELAWARE                                          06-1100063
-------------------------                               -------------------
(State of incorporation                                  (I.R.S. Employer
   or organization)                                     Identification No.)

45 ORCHARD STREET, MANHASSET, NEW YORK                        11030
---------------------------------------                 -------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:       (516) 869-9663
                                 --------------

--------------------------------------------------------------------------------
               (former name, former address and former fiscal year
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                   Yes (X)     No  (   )
                                       ---         -----

         67,216,648 shares of issuer's common stock were outstanding at October 4, 2000.

         Transitional Small Business Disclosure Format (Check One):
Yes    No  X
   ---    ---

                                TABLE OF CONTENTS


                                                                                      Page

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Consolidated Balance Sheets for September 30, 2000 and
           June 30, 2000...........................................................    3

           Consolidated Statements of Operations for Three Months ended
           September 30, 2000 and 1999 ............................................    4

           Consolidated Statements of Cash Flows for Three Months
           ended September 30, 2000 and 1999 ......................................    5

           Notes to Consolidated Financial Statements..............................    6

   Item 2. Management's Discussion and Analysis or Plan of Operations..............    8

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.......................................................   10

   Item 2. Changes in Securities and Use of Proceeds...............................   10

   Item 3. Defaults Upon Senior Securities.........................................   10

   Item 4. Submission of Matters to a Vote of Security Holders.....................   10

   Item 5. Other Information.......................................................   11

   Item 6. Exhibits and Reports on Form 8-K........................................   11

Signatures.........................................................................   12

Exhibits...........................................................................   13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   September 30,     June 30,
                                                                       2000            2000
                                                                   -------------    ------------
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $         --    $      2,939
     Accounts receivable -- related parties
         less allowance for doubtful accounts $59,083                      1,315          10,000
                                                                    ------------    ------------

            Total current assets                                           1,315          12,939

INVESTMENT, less allowance
     for impairment of $1,165,000                                        155,000         155,000
                                                                    ------------    ------------

TOTAL ASSETS                                                        $    156,315    $    167,939
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                             1,360,935       2,765,075
     Accounts payable -- related parties                                  32,610           4,730
     Net liabilities of discontinued operations                        1,359,195       1,359,195
                                                                    ------------    ------------

            Total current liabilities                                  2,752,740       4,129,000

STOCKHOLDERS' DEFICIT
     Common stock; par value $0.01 per share;
        authorized 100,000,000 shares;
        issued 67,216,983 and 57,919,733 shares,
        Respectively                                                     672,170         579,197
     Additional paid-in capital                                       25,882,326      24,177,877
     Retained deficit                                                (25,213,488)    (22,488,702)
                                                                    ------------    ------------
                                                                       1,341,008       2,268,372

     Note receivable from sale of common stock                          (108,000)             --
     Deferred consulting                                              (2,873,900)     (5,273,900)
     Treasury stock 1,354,829 shares, at cost                           (955,533)       (955,533)
                                                                    ------------    ------------

            Total stockholders' deficit                               (2,596,425)     (3,961,061)
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    156,315    $    167,939
                                                                    ============    ============

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Three Months Ended
                                                        September 30,
                                                    2000            1999
                                                ------------    ------------

REVENUE                                         $         --      $       --

COSTS AND EXPENSES
     Salaries and benefits                           215,000         970,056
     Consulting services                           2,400,000         710,625
     Professional fees                                39,352         107,334
     Travel                                            6,481          28,477
     Administrative                                   63,904          52,071
     Interest                                             49           2,216
                                                ------------    ------------

        Loss before income tax benefit            (2,724,786)     (1,870,779)

INCOME TAX BENEFIT                                        --              --
                                                ------------    ------------

        Net loss                                $ (2,724,786)   $ (1,870,779)
                                                ============    ============

Basic loss per share                            $      (0.04)   $      (0.05)
                                                ============    ============

Weighted average number of
     Common shares outstanding                    66,339,869      34,307,960
                                                ============    ============

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                    Three Months Ended
                                                                       September 30,
                                                                   2000            1999
                                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $ (2,724,786)   $ (1,870,779)

     Adjustments to reconcile net loss to
         net cash used in operating activities

         Amortization of deferred consulting fees                 2,400,000              --
         Stock issued for services                                       --         703,126
         Changes in assets and liabilities
            Accounts receivable - related party                       8,685         (64,788)
            Accounts payable and accrued expenses                   275,282       1,039,605
            Accounts payable - related party                         27,880        (111,490)
                                                               ------------    ------------

                Net cash used in operating activities               (12,939)       (304,326)

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for investment                                            --        (560,000)
                                                               ------------    ------------

                Net cash used in investing activities                    --        (560,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowing                                             --         500,000
     Sale of common stock                                            10,000         374,590
                                                               ------------    ------------

                Net cash provided by financing activities            10,000         874,590
                                                               ------------    ------------

                Net increase (decrease) in cash                      (2,939)         10,264

CASH, BEGINNING                                                       2,939             335
                                                               ------------    ------------

CASH, ENDING                                                   $         --    $     10,599
                                                               ============    ============

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

NOTE 2.   ORGANIZATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a shareholders' deficit of $2,596,425 and working capital deficit of $2,751,425 at September 30, 2000. Effective October 17, 1998, the Company has discontinued all of its previous operations. The Company's subsidiary, Global, has defaulted on its obligations and Global's secured creditors have take substantially all of Global's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3.   DISCONTINUED OPERATIONS

Effective July 1, 1998, the Company discontinued and sold its home health care business. Effective October 17, 1998, the Company discontinued and closed its hospital operations. In connection with the closing of the hospital, the Company's secured creditors assumed substantially all assets of Global, the Company's wholly-owned subsidiary.

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
                                                                    ============

NOTE 4.   INVESTMENT

The Company entered into a series of letter agreements to acquire up to 60% of the common stock of American International Medical Resources, Inc. (AIM) for cash of $4,100,000 and notes of $3,900,000. AIM was then to acquire 100% of Residential Health Care, Inc. (RHC). The Company then intended to purchase the remaining 40% of AIM for 8,500,000 shares of the Company's common stock. To date, the Company has invested $1,320,000 for 12.6% ownership interest in AIM and AIM has made a deposit of $1,250,000 toward the acquisition of RHC.

However, the Company has been unable to raise sufficient cash or obtain financing necessary to complete the planned transaction and is in default under the letter agreements. The completion of the planned transaction is dependent on the Company's ability to raise the additional cash. There can be no assurance that the acquisition will be completed as planned. Accordingly, an impairment allowance of $1,165,000 has been recorded to reduce the investment amount to the estimated fair value of the Company's 12.6% ownership in AIM. Should the planned transaction ultimately be consummated, management believes that the full amount of the investment in AIM before the impairment allowance will be applied to the acquisition as originally anticipated.

NOTE 5.   CONTINGENCIES

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

NOTE 6.   STOCKHOLDERS' DEFICIT

In July 2000, the Company issued 7,997,250 shares of common stock to liquidate liabilities of $1,679,422. In August 2000, options to purchase 1,000,000 shares of the Company's common stock were exercised for $10,000. In September 2000, the Company issued 300,000 shares of common stock in exchange for a note receivable for $108,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Results of Operation

         Administrative expenses were $2,724,786 for the quarter ended September 30, 2000 as compared with $1,870,779 for the quarter ended September 30, 1999. Expenses registered for the issuance of common stock in the current quarter did not exist in full in the comparable quarter in 1999.

         While the Company has not produced any revenue from continuing operations for several years, the Company has moved forward in developing strategic relationships, developing services, and marketing the Company's proprietary healthcare system. All of the Company's projects are major capital undertakings, requiring numerous approvals at many levels of government. The Company currently believes that it will be able to meet all of its clients' requirements, and it anticipates that it will develop positive cash flow in late 2000 or early 2001. Businesses of this nature typically take at least two years for implementation, therefore, the Company is constantly seeking to add to its backlog. In July 2000, the Company received possession of bank guarantees whose face value is $100 million in connection with certain letters of understanding with the Indonesian customer. (See Bank Guarantees, below.) These guarantees have a maturity date in October 2001. The Company is currently trying to use these bank guarantees to either receive a discounted amount of the guaranteed amount or to obtain financing using the guarantees as collateral.

         The Company believes that the markets for its proprietary rapid deployment healthcare system are extensive. The Company believes that many cities in Asia, Eastern Europe, South America, Africa, Central America, and in other parts of the world have a need for the Company's system. Even rural parts of North America, Europe, and Australia would likely benefit from the Company's system. Additionally, the Company anticipates that licensed physicians in every country will find the services offered by the Company's subsidiary, Doctors4Doctors.com, Inc., to be beneficial. (See further discussion of Doctors4Doctors below.)

Liquidity and Capital Resources

         In the quarter ended September 30, 2000, the Company's broker has received possession of bank guarantees in the total face amount of $100 million, with maturity dates in October 2001. (See Bank Guarantees, below.) The Company is currently trying to use these bank guarantees to either receive a discounted amount of the guaranteed amount or to obtain financing using the guarantees as collateral. If the Company is successful in this regard, the Company believes that it will have sufficient capital to continue operations. There are, however, no assurances that the Company will be successful in borrowing against the bank guarantees or in obtaining financing using the bank guarantees as collateral. While the Company continues to develop it business ventures, the Company will likely continue to incur operating losses for some period subsequent to September 30, 2000.

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

Planned Construction in China and Indonesia

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

         The Company had planned to begin construction of the hospitals in Indonesia and China in March 2000 and June 2000, respectively. However, construction start dates have been revised to January 2001, because of delays associated with the implementation of payment facilities acceptable to the Company. The Company anticipates that it will be paid in advance for each phase of the construction work, and that it will not have to raise any additional funds to support these projects beyond amounts received for the projects.

Proposed Acquisition of AIM

         The Company has entered into a series of letter agreements to acquire up to sixty percent of the outstanding common stock of American International Medical Resources, Inc. ("AIM") for cash of $4.1 million and notes of $3.9 million. AIM will, in turn acquire one hundred percent of Residential Health Care, Inc. ("RHC"). To date, the Company has paid $1.32 million in exchange for shares representing 12.6% of AIM's outstanding common stock. However, the Company has been unable to raise sufficient cash or obtain financing necessary to complete the planned transaction and is in default under the letter agreements. The completion of the planned transactions is dependent on the Company's ability to raise the additional cash. There can be no assurance that the acquisition will be completed as planned. AIM and RHC have an Internet-based physician referral service, which the Company intends to expand through its subsidiary, Doctors4Doctors.com, Inc., following the completion of the intended acquisition. In addition, it is anticipated that the hospitals which the Company is planning to build will employ a large number of physicians and that AIM may provide a source of referrals or education for these physicians.

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

Bank Guarantees

         In July 2000, the Company's broker received possession of bank guarantees with the total guaranteed face amount of $100 million, with maturity dates in October 2001, originally issued in October 1998 by PT Bank Ekspor Impor Indonesia (Persero), Exim Branch, and amended in July 1999. These instruments were confirmed by PT Bank Mandiri (Persero) in July 2000. The Banker's Almanac report dated as of October 11, 2000, indicates that PT Bank Mandiri is rated "C" by CI and "Caa2" by Moody's. The Company has received a CUSIP number for these guarantees from Standard & Poor's CUSIP Bureau. The Company believes that the bank guarantees are free of all liens and encumbrances.

         The Company is seeking to use the bank guarantees as collateral for financing, or to transfer its interest in the bank guarantees to a third party in exchange for the discounted present value of the guaranteed amount. Based on preliminary discussions with financial institutions, the Company believes that the instruments have an estimated present monetary value of between $60 million and $70 million. Any loan proceeds or discounted value received by the Company in connection with these bank guarantees will be used to fund the Company's obligations relating to the construction of certain hospitals pursuant to the letters of understanding relating to the bank guarantees, and to fund the Company's working capital needs.

Proposed Acquisition of Transportation Company.

         The Company is also structuring a distribution infrastructure which it intends to implement in each of the countries where it constructs hospitals. In this regard, the Company has entered into a letter of intent to acquire a transportation company which specializes in the transportation of pharmaceuticals and medical products. In September 2000, the Company entered into a letter of intent to acquire a transportation company for total consideration valued at $7 million, consisting of $2 million in cash, 2.5 million shares of the Company's common stock valued at $1 per share, and a promissory note for $2.5 million payable over five years. The closing of the acquisition is subject to a number of conditions, including the completion of final due diligence and an audit. If the value of the Company's shares issued to the sellers at the closing is less than $2.5 million on the second anniversary of the closing date, the Company will issue additional shares to the sellers so that the value of all shares issued to the sellers is $2.5 million. The Company anticipates that, if the transaction is consummated, the financing of the Company's $2 million cash payment obligations will be arranged by Wellington Capital. There are no assurances that the Company will be successful in obtaining such financing, or consummating this transaction.


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         No new material legal proceedings were commenced and no material developments occurred in existing legal proceedings during the Company's fiscal quarter ended September 30, 2000. For information on the Company's ongoing reportable litigation, please refer to the Company's 10-KSB for the fiscal year ended June 30, 2000.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)  None.

         (b)  None.

         (c) In July 2000, the Company's Board of Directors approved the issuance of 7,997,250 shares of common stock to four companies and one individual for past, present and continuing consulting services. The fair value of the common stock on the date of issuance was approximately $0.21 per share. The issuance liquidated liabilities recorded at June 30, 2000 at $1,679,422.

              In August 2000, a consulting firm exercised options and purchased 1,000,000 shares of common stock at the option price of $0.01 per share totaling $10,000.

              In September 2000, the Company issued 300,000 shares of common stock to a legal advisor in exchange for a note receivable for $108,000.

              For all of these transactions, Neurotech relied upon the private placement exemption under Section 4(2) of the Securities Act of 1933, and the safe harbour of Regulation D promulgated thereunder.

         (d)  None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 27.1 Financial Data Schedule.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November, 2000.


                          NEUROTECH DEVELOPMENT CORPORATION


                          By:   /s/ Bernard Artz
                              --------------------------------------------------
                                Bernard Artz, Chairman, Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

27.1              Financial Data Schedule