Form 10QSB
period 2000-12-31
NEUROTECH DEVELOPMENT CORP
filed 2001-02-20
CIK 758953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

             For the quarterly period year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from ______________ to _________________

                         Commission file number 0-15179

                        NEUROTECH DEVELOPMENT CORPORATION
                 (Name of small business issuer in its charter)

       DELAWARE                                                06-1100063
-------------------------                                     -------------
(State of incorporation                                      (I.R.S. Employer
   or organization)                                         Identification No.)

45 ORCHARD STREET, MANHASSET, NEW YORK,                           11030
---------------------------------------                       --------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:                            (516) 869-9663

                                       N/A
--------------------------------------------------------------------------------
             (former name, former address and former fiscal year if
                           changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]     No  [ ]

         81,627,872 shares of issuer's common stock were outstanding at December 31, 2000.

         Transitional Small Business Disclosure Format (Check One):  Yes  No  X
                                                                        --   ---

                                TABLE OF CONTENTS



                                                                                        Page

PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements:

         Consolidated Balance Sheets
         December 31, 2000 and June 30, 2000                                               3

         Consolidated Statements of Operations
         Three months and six months ended December 31, 2000 and 1999                      4

         Consolidated Statements of Cash Flows
         Six months ended December 31, 2000 and 1999                                       5

         Notes to Consolidated Financial Statements                                        6

  ITEM 2.  Management's Discussion and Analysis or Plan of Operation                       9

PART II. OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                              13

  ITEM 2.  Changes in Securities and Use of Proceeds                                      13

  ITEM 3.  Defaults Upon Senior Securities                                                13

  ITEM 4.  Submission of Matters to a Vote of Security Holders                            13

  ITEM 5.  Other Information                                                              13

  ITEM 6.  Exhibits and Reports on Form 8-K                                               14

Signatures                                                                                14

Exhibits                                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,        June 30,
                                                                                        2000               2000
                                                                                   ---------------    ---------------
                                                                                    (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                     $            --    $         2,939
     Accounts receivable - related parties
         less allowance for doubtful accounts $48,083                                        3,000             10,000
                                                                                   ---------------    ---------------

            Total current assets                                                             3,000             12,939


INVESTMENT, less allowance
     for impairment of $1,165,000                                                          155,000            155,000
                                                                                   ---------------    ---------------

TOTAL ASSETS                                                                       $       158,000    $       167,939
                                                                                   ===============    ===============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses
                                                                                         1,305,470          2,765,075
     Accounts payable - related parties
                                                                                           128,322              4,730
     Net liabilities of discontinued operations
                                                                                         1,359,195          1,359,195
                                                                                   ---------------    ---------------

            Total current liabilities
                                                                                         2,792,987          4,129,000

STOCKHOLDERS' DEFICIT
     Common stock; par value $0.01 per share; Authorized 100,000,000 shares;
         issued 81,627,872 and 57,919,733 shares, Respectively
                                                                                           816,279            579,197
     Additional paid-in capital
                                                                                        27,162,223         24,177,877
     Retained deficit                                                                  (28,879,913)       (22,488,702)
                                                                                   ---------------    ---------------

                                                                                          (901,411)         2,268,372

     Note receivable from sale of common stock                                            (110,205)                --
     Deferred consulting                                                                  (667,838)        (5,273,900)
     Treasury stock 1,354,829 shares, at cost                                             (955,533)          (955,533)
                                                                                   ---------------    ---------------

            Total stockholders' deficit                                                 (2,634,987)        (3,961,061)
                                                                                   ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $       158,000    $       167,939
                                                                                   ===============    ===============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                       NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                     Three Months Ended                 Six Months Ended
                                                       December 31,                        December 31,
                                                  2000              1999              2000              1999
                                             --------------    --------------    --------------    --------------

REVENUE                                      $           --    $           --    $           --    $           --

COSTS AND EXPENSES
     Salaries and benefits                          665,014         1,678,108           880,014         2,648,164
     Consulting services                          2,737,225                --         5,137,225           710,625
     Professional fees                              123,474            79,123           162,826           186,457
     Travel                                          59,383             1,881            65,864            30,358
     Administrative                                  81,329            75,444           145,233           127,515
     Interest                                            --             9,480                49            11,696
                                             --------------    --------------    --------------    --------------

        Loss before income tax benefit           (3,666,425)       (1,844,036)       (6,391,211)       (3,714,815)

INCOME TAX BENEFIT                                       --                --                --                --
                                             --------------    --------------    --------------    --------------

        Net loss                             $   (3,666,425)   $   (1,844,036)   $   (6,391,211)   $   (3,714,815)
                                             ==============    ==============    ==============    ==============


Basic loss per share                         $        (0.05)   $        (0.05)   $        (0.10)   $        (0.11)
                                             ==============    ==============    ==============    ==============

Weighted average number of
     common shares outstanding                   69,535,782        34,911,149        67,260,411        34,753,293
                                             ==============    ==============    ==============    ==============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                       NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                  Six Months Ended December 31,
                                                                      2000               1999
                                                                -----------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $   (6,391,211)   $   (3,714,815)
     Adjustments to reconcile net loss to
         net cash used in operating activities

         Amortization of deferred consulting fees                     4,817,600                --
         Stock issued for services                                    1,183,448           703,126
         Changes in assets and liabilities
            Accounts receivable - related party                           7,000           (60,301)
            Accounts payable and accrued expenses                       235,917         3,166,108
            Accounts payable - related party                            123,592          (118,972)
                                                                 --------------    --------------

                Net cash used in operating activities                   (23,654)          (24,854)

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan to Avalon                                                          --          (100,000)
     Cash paid for investment                                                --        (1,320,000)
                                                                 --------------    --------------

                Net cash used in investing activities                        --        (1,420,000)
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowing                                                 --         1,070,000
     Sale of common stock                                                20,715           374,590
                                                                 --------------    --------------

                Net cash provided by financing activities                20,715         1,444,590
                                                                 --------------    --------------

                Net decrease in cash                                     (2,939)             (264)

CASH, BEGINNING                                                           2,939               335
                                                                 --------------    --------------

CASH, ENDING                                                     $           --    $           71
                                                                 ==============    ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 2000 are not necessarily indicative of results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

NOTE 2. ORGANIZATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a shareholders' deficit of $2,634,987 and working capital deficit of $2,789,987 at December 31, 2000. Effective October 17, 1998, the Company has discontinued all of its previous operations. The Company's subsidiary, Global, has defaulted on its obligations and Global's secured creditors have taken substantially all of Global's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In December 2000 and January 2001, the Company's subsidiary, Doctors4Doctors.com, Inc. (D4D) entered into new agreements with the shareholders of RHC whereby D4D will acquire the remaining interest in AIM for 200,000 shares of D4D common stock and complete the acquisition of RHC for an additional payment of $2,750,000 of which part will be cash and the remainder will be a note payable over four years with an interest rate of not less than 7% per year. The cash payment will range from a minimum $1,679,350 up to a maximum of $2,000,000 depending on the success of a private placement of D4D common stock (see Note 7).

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

In October 2000, the Company issued 107,334 shares of common stock to two shareholders who then paid liabilities of the company of $16,100. Also in October 2000, the Company issued 1,278,500 shares of common stock in exchange for consulting services and options to purchase 1,071,500 shares of the Company's common stock were exercised for $10,715. In December 2000, the Company issued 1,128,205 shares of common stock for consulting services to be performed over a 24 month period. Also in December 2000, the Company issued 10,825,350 shares of common stock for officers' salaries and expense reimbursements. All issuances were valued at the market value of the common stock on the day issued or in accordance with a stock option agreement.

NOTE 7. SUBSEQUENT EVENTS

In January 2001, the Company commenced a private placement of the common stock of its wholly-owned subsidiary Doctors4Doctors.com, Inc. The Company is attempting to sell a minimum of 835,000 shares up to a maximum of 2,000,000 shares at $3 per share pursuant to Regulation D of the Securities Act of 1933. If subscriptions for at least 835,000 shares are not accepted by March 15, 2001, all monies received will be returned. If the maximum number of shares are sold, the Company's ownership of Doctors4Doctors.com, Inc. will be reduced to approximately 76%.

Also in January 2001, the Company entered into an agreement to form a joint venture agreement with China Chen South America Construction Contracting Co., Ltd. to build hospitals, nursing homes and related projects throughout the world.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995:
Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals, including those of foreign governments and regulatory changes, risks relating to international investments and business operations, dependence upon suppliers and strategic partners, adverse economic conditions, the impact of competition, the ability to obtain financing, the ability to reach final agreements, the cost of financing and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

RESULTS OF OPERATIONS AND PLAN OF OPERATION

Management continues to expend significant time and effort in implementing and exploring future lines of business. Cost and expenses were $6,391,211 and $3,714,815 for the six months ended December 31, 2000 and 1999 respectively, and $3,666,425 and $1,844,036 for the fiscal quarters ended December 31, 2000 and 1999 respectively. Because of lack of revenues, stock of the Company has been utilized where possible and practical as payment for expenses of the Company. These large amounts of stock issuances have resulted in a significant increase in recognized expenses.

While the Company has not produced any revenue from continuing operations for several years, the Company believes it has moved forward in developing strategic relationships, developing services, and marketing the Company's proprietary healthcare system. Management hopes that it may develop positive cash flow as early as mid to late 2001. All of the Company's planned projects are major capital undertakings and require numerous approvals at many levels of government. The Company currently believes that it will be able to meet all of its clients' material requirements, assuming its clients can arrange financing and satisfy the other provisions of the arrangements with the Company, such as obtaining all necessary government approvals.

The Company believes that the markets for its proprietary rapid deployment healthcare system are extensive. The Company believes that many cities in Asia, Eastern Europe, South America, Africa, Central America, and in other parts of the world have a need for the Company's system. Even rural parts of North America, Europe, and Australia would likely benefit from the Company's system. Additionally, the Company anticipates that licensed physicians in many countries would find the services offered by the Company's subsidiary, Doctors4Doctors.com, Inc., to be beneficial. See further discussion of Doctors4Doctors below.

The Company intends to finance its plans and opportunities on a project by project basis and through its relationship with Security Capital Trading, Inc. See "Financial Advisory Agreement" below. To date, it has not been able to complete the financial arrangements for any of its projects. The Company has secured certain bank guarantees relating to contracts it has in Indonesia, but has yet to be able to realize on those guarantees. See "Bank Guarantees" below.

There are no assurances that the Company will be successful in receiving any of the guaranteed amount, borrowing against the bank guarantees or in obtaining financing using the bank guarantees as collateral. While the Company continues to develop it business ventures and attempts to obtain financing, the Company will likely continue to incur operating losses for some period subsequent to December 31, 2000.

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

BANK GUARANTEES RELATING TO INDONESIAN CONTRACTS

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

The Company is seeking to use the bank guarantees as collateral for financing, or to transfer its interest in the bank guarantees to a third party in exchange for the discounted present value of the guaranteed amount. Based on preliminary discussions with financial institutions, the Company believes that the instruments have an estimated present monetary value of between $60 million and $70 million. Any loan proceeds or discounted value received by the Company in connection with these bank guarantees will be used to fund the Company's obligations relating to the construction of certain hospitals in Indonesia pursuant to the letters of understanding relating to the bank guarantees, and to fund the Company's working capital needs.

To date the Company's efforts to use these Indonesian guarantees have been unsuccessful, and the Company does not know whether the Company will be successful in being able to sell or obtain a loan based on such guarantees, or, if so, when it will be able to do so.

FINANCIAL ADVISORY AGREEMENT

On December 5, 2000, the Company entered into a two-year financial advisory agreement with Security Capital Trading Inc. ("Security Capital"). Under the terms of the agreement, Security Capital will provide consulting advice as an investment banker to Neurotech. The agreement contemplates that Security Capital will independently review financial and similar matters relating to Neurotech's business, which includes its overseas contracts in China and Indonesia, its planned acquisitions, financial instruments, current in vestments, and management. Pursuant to its review and findings, Security Capital will prepare a report for the Neurotech Board of Directors, as well as assist Neurotech in preparing a strategic plan addressing its financing, management and acquisition program needs. The Company has issued 1,025,641 shares of the Company's common stock to Security Capital for its services. In addition, the Company has issued 102,564 shares of the Company's common stock to a third party in consideration for introducing the two parties.

LETTERS OF UNDERSTANDING FOR CONSTRUCTION IN CHINA AND INDONESIA

Neurotech has letters of understanding with Indonesian and Chinese companies or authorities to implement its health care system and provide modular hospitals. These letters of understanding are generally contingent upon a complete feasibility study, final documentation and financing. In Indonesia, the Company has executed two such letters of understanding with Techni-Lube Singapore PTE, Ltd. for three tertiary hospitals in Jakarta and one in Bandung. In China, Neurotech has letters of understanding with the Hongyan Economic Industry & Trade Co., Ltd., the Xian Municipal Government, the Zhen Jiang Province Riyueming Economic and Trade Co., Ltd., and the People's Government of Jiading, Shanghai, The People's No. 4 People's Hospital in Tai-Xing City, Ren'ai Tumours Therapeutic Centre, the Jiangsu Development Authority, the Shanghai Dadran Biological Technology Development Co., Ltd., and the Zhongshan Hospital affiliated to Medical Center of Fudan University for various types of facilities and services.

The Company has identified and, and in certain circumstances, entered into arrangements with various suppliers of machinery, equipment, supplies and services in connection with the implementation of its rapid deployment health care system. Additionally, the Company has entered into a series of strategic relationships, including an arrangement with China Chen South American Construction Contracting Co. Ltd. ("CCS"), Beijing, a large construction company based in China, with offices in Asia and South America. See the further discussion of a joint venture with CCS below. The Company also has an agreement with a not-for-profit educational institution for the education and training of foreign doctors.

The Company had planned to begin construction of the hospitals in Indonesia and China in March 2000 and June 2000, respectively. However, construction start dates have been revised to at least March 31, 2001, because of delays associated with the implementation of payment facilities acceptable to the Company. The Company anticipates that it will be paid in advance for each phase of the construction work, and that it will not have to raise any additional funds to support these projects beyond amounts received for the projects. However, the Company cannot be certain that the funding will be obtained and, if so, when it will be obtained.

PROPOSED ACQUISITION OF AIM

The Company entered into a series of letter agreements to acquire up to 60% of the common stock of American International Medical Resources, Inc. ("AIM") for cash of $4,100,000 and notes of $3,900,000. AIM was then to acquire 100% of Residential Health Care, Inc. ("RHC"). The Company then intended to purchase the remaining 40% of AIM for 8,500,000 shares of the Company's common stock. To date, the Company has invested $1,320,000 for 12.6% ownership interest in AIM and AIM has made a deposit of $1,250,000 toward the acquisition of RHC.

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

In December 2000 and January 2001, the company's subsidiary, Doctors4Doctors.com, Inc. ("D4D") entered into new agreements with the shareholders of RHC whereby D4D will acquire the remaining interest in AIM for 200,000 shares of D4D common stock, and complete the acquisition of RHC for an additional payment of $2,750,000 of which part will be paid in cash and the remainder will be a note payable over four years with an interest rate of not less than 7% per year. The cash payment will range from a minimum $1,679,350 up to a maximum of $2,000,000 depending on the success of a private placement of D4D common stock.

The Company cannot be certain that such private placement will be successful or that this acquisition will be completed.

PROPOSED ACQUISITION OF TRANSPORTATION COMPANY

On October 21, 2000, the Company entered into an agreement pursuant to which Neurotech would pay $7,000,000 to acquire 100% of the stock in a pharmaceutical transportation company. The purchase would consist of $2,000,000 cash payment, $2,500,000 shares of Neurotech Common valued at $1.00 per share, and $2,500,000 in notes payable over five years at an interest rate of 1/2% below prime. Neurotech was planning to use this transportation infrastructure method to copy for use in Indonesia and China for the supply of pharmaceuticals and other medical products to its client hospitals.

However, the transaction is on hold until the Company can complete arrangements for the financing. There can be no assurance that this transaction will be consummated.

SUBSEQUENT EVENTS

In January 2001, the Company commenced a private placement of the common stock of its wholly-owned subsidiary, Doctors4Doctors.com, Inc. The Company is attempting to sell a minimum of 835,000 shares up to a maximum of 2,000,000 shares at $3 per share pursuant to Regulation D of the Securities Act of 1933. If subscriptions for at least 835,000 shares are not accepted by March 15, 2001, all monies received will be returned. If the maximum number of shares are sold, the Company's ownership of Doctors4Doctors.com, Inc. will be reduced to approximately 76%.

On January 19, 2001, the Company entered into an agreement to form a joint venture with CCS, one of China's largest multinational conglomerates. The goal of this joint venture, which is to be organized in Hong Kong under the name International Humanitarian Development Ltd., will be to build hospitals, nursing homes, schools, railways and related infrastructures throughout the world. Initially, it will focus on constructing hospitals in Indonesia and China. Neurotech will contribute cash and assign its rights in certain contracts to this joint venture. These contracts relate to the construction of modular and tertiary hospitals in Indonesia and China. CCS will contribute cash and construction, finance, engineering and project management to the joint venture. The Company cannot be certain that the Company and CCS will complete a final joint venture agreement, or the Company will benefit from the joint venture, or that the joint venture will be able to complete any of the projects as to which it has letters of understanding.

On February 6, 2001, the Company entered into a memorandum of understanding with the Shanghai Civil Affairs Bureau on behalf of International Humanitarian Development Ltd., subject to completion of final documentation. This will be the first project to be undertaken by the joint venture. The project is a 43.5 acre community for senior citizens, which is to consist of an assisted living facility, a skilled nursing facility and a geriatric hospital. The project is subject to receipt of a 20% deposit, preparation of final budgets, plans and documents and obtaining financing, including the financing to relocate the existing enterprises and to demolish the existing facilities. There can be no assurance that this project will prove to be feasible or, if so, that it will be completed.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In connection with the resolution of the investigation disclosed in the Company 10-KSB on file for the fiscal year ended June 30, 2000, the Company, Lawrence Artz, Vice President of the Company and others submitted Offers of Settlement to the SEC, which accepted such offers. The SEC issued an Order Making Findings and Imposing Cease and Desist Order on December 11, 2000 which is attached hereto as
Exhibit 99.1.

No new material legal proceedings were commenced and no material developments occurred in existing legal proceedings during the Company's fiscal quarter ended December 31, 2000, except as described above. For information on the Company's other ongoing reportable litigation, please refer to the Company's 10-KSB for the fiscal year ended June 30, 2000.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) None.

         (b) None.

         (c) In October 2000, the Company issued 107,334 shares of common stock to two shareholders who then paid liabilities of the company of $16,100.

             In October 2000, the Company issued 1,278,500 shares of common stock to a consultant in exchange for consulting services, and options to purchase 1,071,500 shares of the Company's common stock were exercised for $10,715 by such consultant.

             In December 2000, the Company issued 1,128,205 shares of common stock to another consultant for consulting services to be performed over a 24-month period. This consultant also received warrants and certain other rights relating to the Company's securities. See
             Exhibit 10.1.

             In December 2000, the Company issued 10,825,350 shares of common stock for officers' salaries and expense reimbursements, and 45,000 shares of the common stock were issued to an employee for services rendered. All issuances were valued at the market value of the common stock on the day issued or in accordance with a stock option agreement.

         (d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         See Part I, Item 2 - "Subsequent Events."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibit 10.1 Financial Advisory Agreement dated December 5, 2000 with Security Capital Trading, Inc.

        Exhibit 99.1  Order Making Findings and Imposing Cease and Desist Order

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 20th day of February, 2001.


NEUROTECH DEVELOPMENT CORPORATION


                     By: /s/ Bernard Artz
                         -------------------------------------------------------
                         Bernard Artz, Chairman and Chief Financial Officer

                                TABLE OF EXHIBITS


         EXHIBIT
         NUMBER             DESCRIPTION
         -------            -----------

          10.1 Financial Advisory Agreement dated December 5, 2000 with Security Capital Trading, Inc.

          99.1              Order Making Findings and Imposing Cease and Desist
                            Order