Form 10QSB
period 2001-03-31
NEUROTECH DEVELOPMENT CORP
filed 2001-05-21
CIK 758953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

               For the quarterly period year ended March 31, 2001
                                                   --------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from ______________ to _________________

                         Commission file number 0-15179

                        NEUROTECH DEVELOPMENT CORPORATION
                 (Name of small business issuer in its charter)

      DELAWARE                                               06-1100063
-----------------------                                   ---------------
(State of incorporation                                   (I.R.S. Employer
   or organization)                                       Identification No.)

10 CEDAR SWAMP LANE, GLEN COVE, NEW YORK,                      11542
-----------------------------------------                 ---------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:                                (516) 671-2400
                                                          ---------------

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

                                Yes (X)    No  ( )

         81,672,872 shares of issuer's common stock were outstanding at March 31, 2001.

         Transitional Small Business Disclosure Format (Check One): Yes   No  X

                                TABLE OF CONTENTS



                                                                                                 Page
PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements:

         Consolidated Balance Sheets
         March 31, 2001 and June 30, 2000                                                           3

         Consolidated Statements of Operations
         Three months and nine months ended March 31, 2001 and 2000                                 4

         Consolidated Statements of Cash Flows
         Nine months ended March 31, 2001 and 2000                                                  5

         Notes to Consolidated Financial Statements                                                 6

  ITEM 2. Management's Discussion and Analysis or Plan of Operation                                10

PART II. OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                                       13

  ITEM 2.  Changes in Securities and Use of Proceeds                                               14

  ITEM 3.  Defaults Upon Senior Securities                                                         14

  ITEM 4.  Submission of Matters to a Vote of Security Holders                                     14

  ITEM 5.  Other Information                                                                       14

  ITEM 6.  Exhibits and Reports on Form 8-K                                                        14

Signatures                                                                                         14

Exhibits                                                                                           15

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS.

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              March 31,        June 30,
                                                                2001             2000
                                                            -------------    -------------
                                                             (Unaudited)
  ASSETS
CURRENT ASSETS

     Cash and cash equivalents                              $          --    $       2,939
     Accounts receivable - related parties
         less allowance for doubtful accounts of
         $51,083 and $48,083
                                                                       --           10,000
                                                            -------------    -------------
            Total current assets
                                                                       --           12,939

INVESTMENT, less allowance
     for impairment of $1,165,000                                 155,000          155,000
                                                            -------------    -------------

TOTAL ASSETS                                                $     155,000    $     167,939
                                                            =============    =============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                  $   1,653,907    $   2,765,075
     Accounts payable - related parties                           199,078            4,730
     Net liabilities of discontinued operations                 1,359,195        1,359,195
                                                            -------------    -------------
            Total current liabilities                           3,212,180        4,129,000

STOCKHOLDERS' DEFICIT
     Common stock; par value $0.01 per share;
         authorized 100,000,000 shares;
         issued 81,672,872 and 57,919,733 shares,
         Respectively                                             816,729          579,197
     Additional paid-in capital                                27,179,773       24,177,877
     Retained deficit                                         (29,818,558)     (22,488,702)
                                                            -------------    -------------

                                                               (1,822,056)       2,268,372

     Note receivable from sale of common stock                   (112,095)              --
     Deferred consulting                                         (167,496)      (5,273,900)
     Treasury stock 1,354,829 shares, at cost                    (955,533)        (955,533)
                                                            -------------    -------------

            Total stockholders' deficit                        (3,057,180)      (3,961,061)
                                                            -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $     155,000    $     167,939
                                                            =============    =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended               Nine Months Ended
                                             March 31,         March 31,       March 31,       March 31,
                                               2001              2000            2001             2000
                                           -------------    -------------    -------------    -------------
REVENUE                                    $          --    $          --    $          --    $          --

COSTS AND EXPENSES
     Salaries and benefits                       297,093          228,900        1,177,107        2,877,064
     Consulting services                         500,342               --        5,637,567          710,625
     Professional fees                            63,582        3,145,259          226,408        3,331,716
     Travel                                       54,646           65,373          120,510           95,731
     Administrative                               22,932          170,107          168,165          297,622
     Interest                                         50            3,646               99           15,342
                                           -------------    -------------    -------------    -------------
        Loss before income tax benefit          (938,645)      (3,613,285)      (7,329,856)      (7,328,100)

INCOME TAX BENEFIT                                    --               --               --               --
                                           -------------    -------------    -------------    -------------

        Net loss                           $    (938,645)   $  (3,613,285)   $  (7,329,856)   $  (7,328,100)
                                           =============    =============    =============    =============

Basic loss per share                       $       (0.01)   $       (0.09)   $       (0.10)   $       (0.20)
                                           =============    =============    =============    =============

Weighted average number of
     common shares outstanding                80,313,043       42,156,126       71,633,538       37,105,739
                                           =============    =============    =============    =============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Nine Months Ended  Nine Months Ended
                                                                   March 31,        March 31,
                                                                     2001             2000
                                                              -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $   (7,329,856)   $   (7,328,100)

     Adjustments to reconcile net loss to
         net cash used in operating activities
         Amortization of deferred consulting fees                   5,317,942                --
         Stock issued for services                                  1,201,448         7,098,162
         Provision for bad debt                                         3,000           100,000
         Changes in assets and liabilities
            Accounts receivable - related party                         7,000           (34,949)
            Accounts payable and accrued expenses                     582,464           149,393
            Accounts payable - related party                          194,348            (9,431)
                                                               --------------    --------------

                Net cash used in operating activities                 (23,654)          (24,925)

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan to Avalon                                                        --          (100,000)
     Cash paid for investment                                              --        (1,320,000)
                                                               --------------    --------------

                Net cash used in investing activities                      --        (1,420,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowing                                               --         1,070,000
     Sale of common stock                                              20,715           374,590
                                                               --------------    --------------
                Net cash provided by financing activities              20,715         1,444,590
                                                               --------------    --------------

                Net decrease in cash                                   (2,939)             (335)

CASH, BEGINNING
                                                                        2,939               335
                                                               --------------    --------------

CASH, ENDING                                                   $           --    $           --
                                                               ==============    ==============



The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.


NOTE 2.   ORGANIZATION AND NATURE OF OPERATIONS

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a shareholders' deficit of ($3,057,180) and working capital deficit of ($3,212,180) at March 31, 2001. Effective October 17, 1998, the Company discontinued all of its previous operations. The Company's subsidiary, Global, has defaulted on its obligations and Global's secured creditors have take substantially all of Global's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

     In December 2000 and January 2001, the Company's subsidiary, Doctors4Doctors.com, Inc. (D4D) entered into new agreements with the share-holders of RHC whereby D4D would acquire the remaining interest in AIM for 200,000 shares of D4D common stock and complete the acquisition of RHC for an additional payment of $2,750,000 of which part would be cash and the remainder would be a note payable over four years with an interest rate of not less than 7% per year. The cash payment would range from a minimum $1,679,350 up to a maximum of $2,000,000 depending on the success of a private placement of D4D common stock. If the maximum number of shares are sold, the Company's ownership of D4D will be reduced to approximately 76%. The closing date of the private placement has been extended and no cash has been raised to complete the planned acquisition. There can be no assurance that the private placement will be successful or that this acquisition will be completed.


NOTE 5.   CONTINGENCIES

     DVI Business Credit Corp., and DVI Financial Services, Inc. have filed claims against the Company for alleged breaches of guarantee agreements relating to two promissory notes made by Global and guaranteed by the Company. DVI Business Credit Corp. has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global. The Court ruled that the note and guaranty were in default. However, the amount owed is still in dispute. DVI Financial Services, Inc. has filed a motion for partial summary judgment on its claim relating to its loan for equipment acquired by Global, but the Court has not ruled on that motion. DVI has not provided to the Company an acceptable accounting for the collateral. The Company contends that the collateral assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company be completely unsuccessful, the ultimate exposure could range up to approximately $500,000 plus attorney's fees, late charges, penalties and interest. At this point, it is uncertain as to the ultimate resolution of this matter and it is uncertain as to the amount, if any, that will finally be recovered by the Plaintiffs. The Company believes that it has adequately provided for its future obligations and that the ultimate resolution of this matter will not have a material effect on its financial position.


NOTE 6.   STOCKHOLDERS' DEFICIT

     In July 2000, the Company issued 7,997,250 shares of common stock to liquidate liabilities of $1,679,422. In August 2000, options to purchase 1,000,000 shares of the Company's common stock were exercised for $10,000. In September 2000, the Company issued 300,000 shares of common stock in exchange for a note receivable for $108,000.

     In October 2000, the Company issued 107,334 shares of common stock to two shareholders who then paid liabilities of the company of $16,100. Also in October 2000, the Company issued 1,278,500 shares of common stock in exchange for consulting services and options to purchase 1,071,500 shares of the Company's common stock were exercised for $10,715. In December 2000, the Company issued 1,128,205 shares of common stock for consulting services to be performed over a 24 month period. Also in December 2000, the Company issued 10,825,350 shares of common stock for officers' salaries and expense reimbursements. In January 2001 the Company issued 45,000 shares of common stock to liquidate liabilities of $18,000.


NOTE 7.   JOINT VENTURE AGREEMENT

     On March 14, 2001, the Company finalized the documentation of its joint venture with China Chen South America Construction Contracting Co. (CCS). The joint venture, called International Humanitarian Development Ltd.
     (IHD), was formed in Hong Kong. CCS is obligated to contribute cash, construction, finance, engineering and project management to IHD. Neurotech is obligated to contribute cash and assign its rights in certain contracts to IHD. To date, Neurotech has not made its cash contribution to IHD.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Safe Harbor Statement under Private Securities Litigation Reform Act of 1995:
Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals, including those of foreign governments, the risk of regulatory and political changes, dependence upon and risks relating to international investments and business operations, including those relating to foreign exchange, currency control and political instability, dependence upon suppliers and strategic partners, adverse economic conditions, the impact of competition, the ability to obtain financing, the cost of financing and other factors affecting the Company's business that are beyond the Company's control. In particular, the Company faces risks and uncertainties relating to all projects that have not yet been finalized including risks relating to obtaining foreign approvals and permits, the economic feasibility of the project, the ability to reach final agreements, the ability to obtain financing, the cost of financing, dependence upon strategic partners and risks relating to completing construction projects in foreign countries. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

RESULTS OF OPERATIONS AND PLAN OF OPERATION

Management continues to expend significant time and effort in implementing and exploring future lines of business. Cost and expenses were $7,329,856 and $7,328,100 for the nine months ended March 31, 2001 and 2000 respectively, and $938,645 and $3,613,285 for the fiscal quarters ended March 31, 2001 and 2000 respectively. Because of lack of revenues, stock of the Company has been utilized where possible and practical as payment for expenses of the Company. These large amounts of stock issuances have resulted in a significant increase in recognized expenses.

While the Company has not produced any revenue from continuing operations since 1998, the Company believes it has moved forward in forming strategic relationships, developing services, and marketing the Company's proprietary healthcare system. The Company's healthcare system is intended to be a turnkey rapid deployment healthcare system for the third world using, in most cases, prefabricated building systems purchased in the United States and proprietary operational and training programs. Management hopes that it may develop positive cash flow in mid to late 2001, but there can be no assurance that it will do so. All of the Company's planned projects are major capital undertakings and require numerous approvals at many levels of government, most of which are foreign governmental entities or agencies. The Company currently believes that it should be able to meet all of its clients' material requirements, assuming its clients can arrange financing and satisfy the other provisions of the arrangements with the Company, such as obtaining all necessary government approvals.

The Company believes that many cities in Asia, Eastern Europe, South America, Africa, Central America, and in other parts of the world have a need for the Company's system. Even rural parts of North America, Europe, and Australia would likely benefit from the Company's system. Additionally, the Company anticipates that licensed physicians in many countries would find the services offered by the Company's subsidiary, Doctors4Doctors.com, Inc., to be beneficial. See the further discussion of Doctors4Doctors below.

The Company intends to finance its plans and opportunities on a project by project basis and through its relationship with various financial institutions including through its relationship with Security Capital Trading, Inc. ("Security Capital"). See "Financial Advisory Agreement" below. To date, it has not been able to complete the financial arrangements for any of its projects. The company has secured certain bank guarantees relating to contracts it has in Indonesia, but has yet to be able to realize on those guarantees. See "Bank Guarantees Relating to Indonesian Contracts" below.

There are no assurances that the Company will be successful in receiving any of the guaranteed amount, borrowing against the bank guarantees or obtaining financing using the bank guarantees as collateral. While the Company continues to develop its business ventures and attempts to obtain financing, the Company will likely continue to incur operating losses for some period subsequent to March 31, 2001.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. Management believes that actions presently being taken to acquire an operating business and to further develop its line of business constructing prefabricated hospitals in third world countries provide the Company the opportunity to continue as a going concern, but there can be no assurance that it will be able to do so.

BANK GUARANTEES RELATING TO INDONESIAN CONTRACTS

In July 2000, the Company's broker received possession of bank guarantees with the total guaranteed face amount of $100 million, with maturity dates in October 2001, originally issued in October 1998 by PT Bank Ekspor Impor Indonesia (Persero), Exim Branch, and amended in July 1999. These instruments were confirmed by PT Bank Mandiri (Persero) in July 2000. A CUSIP number for these guarantees has been obtained from Standard & Poor's CUSIP Bureau. The Company believes that the bank guarantees are free of all liens and encumbrances.

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

FINANCIAL ADVISORY AGREEMENT

On December 5, 2000, the Company entered into a two-year financial advisory agreement with Security Capital. Under the terms of the agreement, Security Capital will provide consulting advice as an investment banker to the Company. The agreement contemplates that Security Capital will independently review financial and similar matters relating to Neurotech's business, which includes its overseas contracts in China and Indonesia, its planned acquisitions, financial instruments, current investments, and management. Pursuant to its review and findings, Security Capital will prepare a report for the Neurotech Board of Directors, as well as assist Neurotech in preparing a strategic plan addressing its financing, management and acquisition program needs. The Company has issued 1,025,641 shares of the Company's common stock to Security Capital for its services. In addition, the Company has issued 102,564 shares of the Company's common stock to a third party in consideration for introducing the two parties.

LETTERS OF UNDERSTANDING FOR CONSTRUCTION IN CHINA AND INDONESIA

Neurotech has letters of understanding with Indonesian and Chinese companies or authorities to implement its health care system and provide modular hospitals. These letters of understanding are generally contingent upon a complete feasibility study, payment of a deposit, final documentation and financing. In Indonesia, the Company has executed two such letters of understanding with Techni-Lube Singapore PTE, Ltd. for three tertiary hospitals in Jakarta and one in Bandung. In China, Neurotech has letters of understanding with the Hongyan Economic Industry & Trade Co., Ltd., the Xian Municipal Government, the Zhen Jiang Province Riyueming Economic and Trade Co., Ltd., the People's Government of Jiading, Shanghai, The People's No.4 People's Hospital in Tai-Zing City, Ren'ai Tumours Therapeutic Centre, the Jiangsu Development Authority, the Shanghai Dadran Biological Technology Development Co., Ltd., and the Zhongshan Hospital affiliated to Medical Center of Fudan University for various types of facilities and services. Most of the letters of understanding have been assigned to International Humanitarian Development Ltd., the joint venture with CCS described below. There can be no assurance that any of these projects will prove to be feasible or, if so, that they will be completed.

The Company had planned to begin construction of the hospitals in Indonesia and China in March 2000 and June 2000, respectively. However, construction start dates have been revised to at least June 1, 2001, because of delays associated with implementing payment facilities acceptable to the Company. The Company anticipates that it will be paid in advance for each phase of the construction work, and that it will not have to raise any additional funds to support these projects beyond amounts received for the projects. However, the Company cannot be certain that the funding will be obtained and, if so, when it will be obtained.

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

In December 2000 and January 2001, the Company's subsidiary, Doctors4Doctors.com, Inc. ("D4D") entered into new agreements with the shareholders of RHC whereby D4D will acquire the remaining interest in AIM for 200,000 shares of D4D common stock, and complete the acquisition of RHC for an additional payment of $2,750,000 of which part will be paid in cash and the remainder will be a note payable over four years with an interest rate of not less than 7% per year. The cash payment will range from a minimum $1,679,350 up to a maximum of $2,000,000 depending on the success of a private placement of D4D common stock. If the private placement is closed and the maximum number of shares are sold, the Company's ownership of Doctors4Doctors.com, Inc. will be reduced to approximately 76%.

The Company cannot be certain that the private placement will be successful or that this acquisition will be completed.

JOINT VENTURE WITH CCS

On March 14, 2001, the Company finalized the documentation of its joint venture with China Chen South America Construction Contracting Co. ("CCS"). The joint venture, called International Humanitarian Development Ltd. ("IHD"), was formed in Hong Kong. The goal of IHD will be to build hospitals, nursing homes, schools, railways and related infrastructures throughout the world. Initially, it will focus on constructing hospitals in Indonesia and China. IHD will be formed with registered capital of HDK$1,150,000, and shares will be issued equally to Neurotech and CCS. Neurotech is obligated to contribute cash and assign its rights in certain contracts to IHD. These contracts relate to the construction of modular and tertiary hospitals in Indonesia and China. To date, Neurotech has not made its cash contribution to IHD. CCS is obligated to contribute cash and construction, finance, engineering and project management to IHD. The senior officers of IHD are Lawrence Artz, Chairman; Zhao Lian-yu, Managing Director; Dr. Donald Rizzuto, Medical Director; and Jing Qi Zhu, Director of Public Information.

On February 13, 2001, IHD entered into an agreement with Beijing Longenge Culture Promotion Co. Ltd. which operates Beijing Shenji Dancing School, one of the foremost independent private schools of the arts in China, to construct a new school for approximately USD$25 million. The new school would include a theatre of almost 1,000 seats, as well as TV and film production facilities. The project is subject to payment of 20% deposit (USD$5 million); preparation of final budgets and plans; execution of final documents; and financing.

On February 6, 2001, IHD entered into a letter of intent for construction of a project in China with the Shanghai Industrial Comprehensive Development Zone Co., Ltd. That letter of intent calls for the construction of an approximately USD$50 million geriatric facility and hospital. The project is subject to payment of a 20% deposit; preparation of final budgets, plans and documents; and obtaining financing.

Additionally, on February 13, 2001, IHD entered into an arrangement with China Zhong, a China-based investment guarantee corporation, under which China Zhong will agree to provide monies for school and hospital construction projects of IHD up to USD$50 million. An ongoing review is being made of the existing projects of IHD. Upon completion of this review and receipt of updated costs for the projects, decisions will be made by China Zhong as to which projects of IHD may be financed under the arrangement. Such financing will be subject to further documentation, and will bear interest at the prime rate in Hong Kong. IHD believes that, under the terms of the understanding, amounts required by IHD's contracts to be deposited with IHD before a project may commence will be loaned initially to IHD for an unspecified term until such time as the owner of the project is able to provide other financing or to assume IHD's obligation to repay China Zhong. There can be no assurance that other financing will be obtained or that the owner will assume IHD's obligation to repay China Zhong. Management of IHD believes, however, that this arrangement may provide the seed money necessary to commence some of the projects located in China that are currently under contract with IHD.

SUBSEQUENT EVENTS

On April 30, 2001, the Company entered into a letter of understanding to build and equip a hospital ship for the Wu Meng Chao Hepatobiliary Surgery Fund. This ship, which is to be deployed in China, is intended to be over 300 ft. long and to house 104 patients, with the expected capacity to clinically serve almost 1,000 patients per day. With an anticipated seagoing cruising speed of 17 knots this ship could service many of China's coastal locations. This vessel priced at approximately $67,000,000 USD will take approximately 2 1/2 years to complete. It continues to be cooperatively designed by Shanghai Shipbuilding Corporation ("Shanghai Shipbuilding"), one of China's leading shipbuilders, and Neurotech. The ship will be completely built and fitted out at Shanghai Shipbuilding.

On April 16, 2001, the Company entered into a joint venture agreement with Shanghai Shipbuilding for the formation of a joint venture. The new joint venture will be incorporated in Hong Kong and formed for the purpose of marketing, designing, building and equipping marine craft with health care applications, such as hospital ships and marine clinics. The Company believes that the combined efficiency of Neurotech's hospital operating system and Shanghai Shipbuilding's competitive construction costs should allow the venture to be among the lowest cost providers of quality hospital ships anywhere in the world.

Doctors4Doctors.net, Neurotech's physician services website for licensed physicians only, has begun work on Chinese language architecture for its website and negotiations are underway with a potential value added reseller. China, which has approximately 3 million licensed physicians, is seen as the largest new market for these services. China has numerous medical websites, many of which are operating profitably. D4D's telemedicine and continuing education are seen as the largest potential usage items in this marketplace. The Company is positioning all of its new healthcare facilities as institutional members of Doctors4Doctors, and is in the process of creating institutional membership software that potentially could be used by healthcare institutions around the world.

In April 2001 the Company opened its first office in Shanghai, China, located at No. 11 Lane 1720 Hongqiao Rd. in the Hongqiao Development Zone, Gubei District. The office staff includes a financial analyst and a governmental analyst. The office plans shortly to add medical, educational and engineering staff. It is anticipated that the Company will open its second office in China in Beijing this summer.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         No new material legal proceedings were commenced and no material developments occurred in existing legal proceedings during the Company's fiscal quarter ended March 31, 2001. For information on the Company's other ongoing reportable litigation, please refer to the Company's 10-KSB for the fiscal year ended June 30, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) None.

         (b) None.

         (c) In January 2001, the Company issued 45,000 shares of common stock to a third party to liquidate liabilities of $18,000.

         (d) None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         See Part I, Item 2 - "Subsequent Events."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 10.01 Purchase Agreement dated February 13, 2001, between IHD and Beijing Longenge Culture Promotion Co. Ltd.

         Exhibit 10.02 Turnkey Hospital Purchase Agreement dated February 6, 2001, between IHD and Shanghai Industrial Comprehensive Development Zone Co., Ltd.

         Exhibit 10.03 Financing Agreement dated February 13, 2001, between IHD and China Zhong

         Exhibit 10.04 Purchase Agreement dated April 30, 2001, between the Company and Wu Meng Chao Hepatobiliary Surgery Fund

         Exhibit 10.05 Joint Venture Agreement dated April 16, 2001, between the Company and Shanghai Shipbuilding Corporation

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of May, 2001.


NEUROTECH DEVELOPMENT CORPORATION


                         By:/S/ BERNARD ARTZ
                            --------------------------------------------------
                            Bernard Artz, Chairman and Chief Financial Officer

                                TABLE OF EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  10.01           Purchase Agreement dated February 13, 2001, between IHD and
                  Beijing Longenge Culture Promotion Co. Ltd.

  10.02 Turnkey Hospital Purchase Agreement dated February 6, 2001, between IHD and Shanghai Industrial Comprehensive Development
                  Zone Co., Ltd.

  10.03           Financing Agreement dated February 13, 2001, between IHD and
                  China Zhong

  10.04 Purchase Agreement dated April 30, 2001, between the Company and Wu Meng Chao Hepatobiliary Surgery Fund

  10.05           Joint Venture Agreement dated April 16, 2001, between the
                  Company and Shanghai Shipbuilding Corporation