Form 10KSB
period 2001-06-30
NEUROTECH DEVELOPMENT CORP
filed 2001-10-15
CIK 758953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001
                                               -------------

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the transition period from ____________ to _______________

                         Commission file number 0-15179
                                                -------

                        NEUROTECH DEVELOPMENT CORPORATION
                        (Formerly Neurotech Corporation)
                 (Name of small business issuer in its charter)

     DELAWARE                                               06-1100063
------------------------                                 ---------------
(State of incorporation                                 (I.R.S. Employer
   or organization)                                    Identification No.)

10 CEDAR SWAMP LANE, GLEN COVE, NEW YORK,                     11542
-----------------------------------------                -----------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:            (516) 671-2400
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         Issuer's revenues for its fiscal year ended June 30, 2001, were $-0-.

         The aggregate market value of the voting stock held by non-affiliates approximated $14,420,222, computed by reference to the average of the bid and asked prices for such stock on October 10, 2001. In calculating this amount, the Company has assumed that it is able to determine affiliate holdings from the list of stockholders generated by its transfer agent, American Stock Transfer & Trust Company.

         117,256,471 shares of issuer's common stock were outstanding at October 10, 2001.

         Transitional Small Business Disclosure Format (Check One): Yes    No X
                                                                       ---   ---

                                TABLE OF CONTENTS

   ITEM NUMBER AND CAPTION                                               PAGE
   PART I

     ITEM 1.      DESCRIPTION OF BUSINESS                                  3
     ITEM 2.      DESCRIPTION OF PROPERTY                                  4
     ITEM 3.      LEGAL PROCEEDINGS                                        4
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                         5

   PART II

     ITEM 5.      MARKET FOR REGISTRANTS COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                              5
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION OR PLAN OF OPERATION                 6
     ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             12
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                  28

   PART III

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT                                     28
    ITEM 10.      EXECUTIVE COMPENSATION                                  29
    ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                   30
    ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          31
    ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K                        31

                                     PART I


ITEM 1   DESCRIPTION OF BUSINESS

Organization
------------

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

Historical Nature of Operations
-------------------------------

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

Current Operations
------------------

         The Neurotech Healthcare System

         The Company has spent the last six years in the design and development of a rapid deployment healthcare system for the third world. The system which has been developed consists of a series of linked institutions, consisting of modular hospitals and tertiary hospitals. The deployment times for these hospitals are faster, and the deployment costs are lower than for conventional construction. The Company plans to deploy prefabricated building systems purchased in the United States. The Company has also developed hospital management, patient management, and operational techniques which will allow the hospitals to operate and treat a larger number of patients. Additionally, the Company has a proprietary plan for medical education for doctors and staff at these facilities, as well as an ongoing program for continuing education.

         Neurotech has letters of understanding with Indonesian and Chinese companies or authorities to implement its health care system and provide modular hospitals. These letters of understanding are generally contingent upon a complete feasibility study, payment of a deposit, final documentation and financing. In Indonesia, the Company has executed two such letters of understanding with Techni-Lube Singapore PTE, Ltd. for three tertiary hospitals in Jakarta and one in Bandung, as well as eight modular hospitals in those cities collectively. In China, Neurotech has letters of understanding with the Hongyan Economic Industry & Trade Co., Ltd., the Xian Municipal Government, the Zhen Jiang Province Riyueming Economic and Trade Co., Ltd., and the People's Government of Jiading, Shanghai, The No. 4 People's Hospital in Tai-Xing City, Ren'ai Tumours Therapeutic Centre, the Jiangsu Development Authority, the Shanghai Dadran Biological Technology Development Co., Ltd., and the Zhongshan Hospital affiliated to Medical Center of Fudan University for various types of facilities and services. The Company is obligated to assign most of these letters of understanding to International Humanitarian Ltd., the Company's 50/50 joint venture with China Chen South American Construction Contracting Co.

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

         The Company had planned to begin construction of the hospitals in Indonesia and China described above in March 2000 and June 2000, respectively. However, estimated construction start dates have been revised to early to mid 2002, because of delays associated with the implementation of payment facilities acceptable to the Company. The Company anticipates that it will be paid in advance for each phase of the construction work, and that it will not have to raise any additional funds to support these projects.

         The Company's rapid deployment healthcare system may be affected by United States and foreign government regulation, particularly export-import controls. The Company will be subject to political, economic, environmental and other risks associated with doing business in developing countries.

         The Company offers a proprietary healthcare delivery system, complete with equipment, supplies, education, and post completion support. There are numerous competitors in each area of business. However, there are no competitors offering at "one stop" the full array of services that the Company offers. The Company relies on numerous vendors to provide supplies and services and as such is not restricted to production capacity restraints as if it had its own factories. There is an adequate supply of all goods and services provided by the Company. Since the customer base is primarily governmental entities, all areas of compliance are stipulated in advance and governmental approvals must be granted prior to construction.

Other Activities
----------------

         Doctors4Doctors.com, Inc. ("Doctors4Doctors"), a wholly-owned subsidiary of the Company, is an e-commerce company which has been established for the exclusive use of licensed physicians. The Company has developed proprietary software and other services directed for use solely by licensed physicians. The Company plans for Doctors4Doctors to supply certain services in connection with the Company's overseas hospitals. The Doctors4Doctors web site is open for registration and is currently piloting services in beta form at this time.

Employees
---------

         The Company employs three executives and one clerical person, but has no other employees.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company presently leases office space at 10 Cedar Swamp Lake, Glen Cove, New York from Condemor Realty on a month-to-month basis. The Company occupies approximately 2,000 square feet and pays a monthly rent of $2,000. In addition, Lawrence Artz has leased office space in Shanghai, China on behalf of Neurotech for $1,400 per month, including rent and management fees.


ITEM 3.  LEGAL PROCEEDINGS

         DVI Business Credit Corp., and DVI Financial Services, Inc. have filed claims against the Company for alleged breaches of guarantee agreements relating to two promissory notes made by Global and guaranteed by the Company. DVI Business Credit Corp. has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global. The Court ruled that the note and guaranty were in default. However, the amount owed is still in dispute. DVI Financial Services, Inc. has filed a motion for partial summary judgment on its claim relating to its loan for equipment acquired by Global, but the Court has not ruled on that motion. DVI has not provided to the Company an acceptable accounting for the collateral. The Company contends that the collateral assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company be completely unsuccessful, the ultimate exposure could exceed $500,000 plus attorney's fees, late charges, penalties and interest. At this point, it is uncertain as to the ultimate resolution of this matter and it is uncertain as to the amount, if any, that will finally be recovered by the Plaintiffs. The Company believes that it has adequately provided for its future obligations and that the ultimate resolution of this matter will not have a material effect on its financial position.

         Cause No. 21,538, Lisa Stanley and Husband, Christopher W. Stanley v. Ron McMurray and Lakes Regional Medical Center f/k/a/ Mary E. Dickerson Hospital, Ltd., d/b/a Mary E. Dickerson Hospital, in the District Court of Jasper County, Texas, is a personal injury action in which plaintiffs allege that Ms. Stanley suffered damage to her perineum during childbirth as a result of the delivery of her infant being rushed and forceps being utilized on the fetus when it was in too high a position resulting in too much strain on Ms. Stanley's perineum with resulting laceration to it. At the time of the alleged negligence Mary E. Dickerson Hospital was owned by Global Health Enterprises, Inc., a wholly-owned subsidiary of the Company, although the hospital is no longer owned by Global. Plaintiffs allege that the treating physician, Dr. McMurray, and hospital employees were negligent in: (1) failing to recognize that the position of the fetus called for the fetus to be shifted into a different position which if done could have prevented the forceps from being used in a way that would put too much strain on Ms. Stanley's perineum, and (2) failing to recognize the drug used to stimulate labor, pitocin, was being given in too great a dose resulting in the use of forceps that caused injury to Ms. Stanley. While the plaintiffs' counsel has moved to withdraw from representation of the plaintiffs, the case is still outstanding. Plaintiffs have pled that the facts establishing their cause of action were concealed from them by defendants and that this should toll the statute of limitations. We also recently received a pleading from Dr. McMurray indicating he has filed bankruptcy. This will result in the case being stayed. The Company intends to vigorously defend this case, including alleging that the statute of limitations has expired.

         National Linen Service has a default judgment against the Company's subsidiary, Global, in the amount of approximately $18,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending June 30, 2001. However, an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock to 200,000,000 was approved by the Board of Directors and by the written consent of shareholders who owned a majority of the shares of the Company's common stock as of July 23, 2001.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since March 7, 1991, the Company's common stock has been quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board.

         The following information for each quarter during the Company's fiscal years ended June 30, 2000 and 2001 reports the high and low bid quotations. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.


                    First Quarter        Second Quarter        Third Quarter         Fourth Quarter
                   High       Low       High        Low       High        Low        High        Low
                   ----       ---       ----        ---       ----        ---        ----        ---
Fiscal 2000       $1.875    $1.062     $1.062      $.625      $1.25       $.50       $.812       $.21
Fiscal 2001         $.86    $.1875       $.31      $.125       $.40      $.125        $.19       $.08


         On October 10, 2001, the bid price for the Company's Common Shares was $.17.

         As of October 10, 2001, there were 765 holders of record of common stock of the Company.

         The Company has not paid any cash dividends since its inception. For the foreseeable future, it is anticipated that any earnings which may be generated from operations of the Company will be retained for use in the Company's business, and that cash dividends will not be paid to stockholders.

Sales of Unregistered Securities from April 1, 2001 to June 30, 2001.
---------------------------------------------------------------------

         On June 22, 2001, shares of the Company's Common Stock were issued to the individuals listed in the following chart. The negotiated stock price of $.04 per share equaled 50% of the closing price of the Company's Common stock on the previous trading day, June 21, 2001. The total number of shares issued to these individuals in exchange for salary or fees owed to such individuals were as follows:

         Individual                 Salary/Fees      Shares
         ----------                 -----------      ------
         Bernard Artz               $175,000         4,375,000
         Lawrence Artz              $175,000         4,375,000
         Leonard Markman            $ 50,000         1,250,000
         Donald H. Rizzuto          $ 50,000         1,250,000

         On June 22, 2001, the Company issued, pursuant to privately negotiated transactions in reliance on Section 4(2) of the Securities Act of 1933, common stock to certain entities and individuals described in the following eight paragraphs:

         Cyberian Enterprises Ltd. was issued 4,375,000 shares of Neurotech common stock in return for consulting services rendered for the period January 1, 2000, to June 30, 2001.

         Jack Fishman was issued 50,000 shares of the common stock of the Company in lieu of monetary compensation for services rendered as a member of the Board of Directors.

         A clerical employee was issued 105,000 shares of the common stock of the Company in lieu of monetary compensation for services rendered.

         An accountant was issued 300,000 shares of the common stock of the Company in lieu of monetary compensation for $30,000 in accounting services at $.10 per share.

         Two option holders exercised their remaining rights pursuant to an option granted in 1999 and were issued 200,000 shares of the common stock of the Company at $.15 per share payable by a promissory note in the amount of $30,000 plus interest.

         An investor was issued 500,000 shares of the common stock of the Company as reimbursement for payment of expenses of the Company of $30,000 plus interest.

         An investor was issued 60,000 shares of the common stock of the Company as reimbursement for payment of expenses of the Company of $6,000 at $.10 per share.

         An investor was issued 100,000 shares of the common stock of the Company as reimbursement for payment of expenses of the Company of $10,000 at $.10 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals, including those of foreign governments and regulatory changes, risks relating to international investments and business operations, dependence upon suppliers and strategic partners, adverse economic conditions, the impact of competition, the ability to obtain financing, the ability to reach final agreements, the costs of financing and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revision to these forward-looking statements that may be made to reflect future events or circumstances.

Liquidity and Capital Resources
-------------------------------

         At June 30, 2001, the Company had $-0- in cash. The Company has incurred significant losses since inception resulting in a shareholders' deficit and working capital deficit of $3,162,199 at June 30, 2001.

         While the Company continues to develop it business ventures, the Company will likely continue to incur substantial operating losses for some period subsequent to June 30, 2001.

         The Company has significant liabilities and no assets or assured revenues. Since the Company has no assets or revenues, it will be difficult to obtain financing for many if not all of the projects described in this Section. If financing is obtained, there can be no assurance that the Company will not default on its obligations or that the Company will produce any profits from any of the projects described herein.

         The Company hopes to finance its plans and opportunities on a project-by-project basis and through its relationship with various financial institutions including through its relations with Vertical Capital Partners Inc. (formerly Security Capital Trading, Inc.). See "Financial Advisory Agreement" below. However, there can be no assurance that any financing will ever be obtained.

         In view of these matters, the continued existence of the Company is dependent upon its ability to obtain financing and meet its financing requirements and, ultimately, the success of its planned future operations.
Management hopes that actions presently being taken to develop its line of business constructing prefabricated hospitals in third world countries provide the Company the opportunity to continue as a going concern. No assurances can be made that any financing will be completed or that the Company will have enough capital to continue operations.

Result of Operations
--------------------

Years Ended June 30, 2001 and 2000

         The Company had no revenues for the years ended June 30, 2001, and 2000.

         The Company had losses for the years ended June 30, 2001, and 2000, of $8,819,327 and $14,542,664, respectively. The losses resulted primarily from expenses incurred in the design and development of a rapid deployment healthcare system. The losses for fiscal 2001 were substantially lower than for 2000 because more capital expenses were needed to develop the Company's healthcare system in 2000.

         Management continues to expend significant time and effort in implementing and exploring future lines of business. Because of lack of revenues, stock of the Company has been utilized where possible and practical as payment for expenses of the Company. These large amounts of stock issuances have resulted in recognized expenses.

         While the Company has not produced any revenue from continuing operations since 1998, the Company believes it has moved forward in forming strategic relationships, developing services, and marketing the Company's proprietary healthcare system. The Company's healthcare system is intended to be a turnkey rapid deployment healthcare system for the third world using, in most cases, prefabricated building systems purchased in the United States and proprietary operational and training programs. "Turnkey rapid development healthcare system" means a complete healthcare system, including construction, operational links, software, insurance and education. Management hopes that it will develop positive cash flow in 2002, but there can no assurance that it will do so, and, in fact, management has previously miscalculated how long it will take to develop positive cash flow. All of the Company's planned projects are major capital undertakings and require numerous approvals at many levels of government, most of which are foreign governmental entities or agencies. The Company currently believes that it should be able to meet all of its clients' material requirements, assuming its clients can arrange financing and satisfy the other provisions of the arrangements with the Company, such as obtaining all necessary government approvals.

         The Company believes that many cities in Asia, Eastern Europe, South America, Africa, Central America and other parts of the world are potential markets for the Company's system.

         The Company believes that licensed physicians in many countries would find the services offered the Company's subsidiary, Doctors4Doctors.com, Inc., to be beneficial. See "Doctors4Doctors Activities" below.

Financial Advisory Agreement
----------------------------

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

Letters of Understanding for Construction in China and Indonesia
----------------------------------------------------------------

         Neurotech has letters of understanding with Indonesian and Chinese companies or authorities to implement its health care system and provide modular hospitals. These letters of understanding are generally contingent upon a complete feasibility study, payment of a deposit, final documentation and financing. In Indonesia, the Company has executed two such letters of understanding with Techni-Lube Singapore PTE, Ltd. for three tertiary hospitals in Jakarta and one in Bandung. In China, Neurotech has letters of understanding with the Hongyan Economic Industry & Trade Co., Ltd., the Xian Municipal Government, the Zhen Jiang Province Riyueming Economic and Trade Co., Ltd., the People's Government of Jiading, Shanghai, The People's No.4 People's Hospital in Tai-Zing City, Ren'ai Tumours Therapeutic Centre, the Jiangsu Development Authority, the Shanghai Dadran Biological Technology Development Co., Ltd., and the Zhongshan Hospital affiliated to Medical Center of Fudan University for various types of facilities and services. The Company is obligated to assign most of these letters of understanding to International Humanitarian Development Ltd., the 50/50 joint venture with CCS described below. There can be no assurance that any of these projects will prove to be feasible or, if so, that they will be completed.

         The Company had planned to begin construction of the hospitals in Indonesia and China in March 2000, June 2000, and June 2001. However, estimated construction start dates have been revised to mid-2002 because of delays associated with implementing payment facilities acceptable to the Company. The Company believes that the financing should be able to be obtained because CCS has a production history which will aid the joint venture in its financing attempts. The Company anticipates that it will be paid in advance for each phase of the construction work, and that it will not have to raise any additional funds to support these projects beyond amounts received for the projects. However, the Company cannot be certain that the funding will be obtained and, if so, when it will be obtained.

Doctors4Doctors Activities
--------------------------

         During the year ended June 30, 2000, the Company entered into a series of letter agreements to acquire up to 60% of the common stock of American International Medical Resources, Inc. ("AIM") for cash of $4,100,000 and notes of $3,900,000. AIM was then to acquire 100% of Residential Health Care, Inc. ("RHC"). The Company planned to purchase the remaining 40% of AIM for 8,500,000 shares of the Company's common stock. The Company acquired a 12.6% ownership interest in AIM for $1,320,000, and AIM made a deposit of $1,250,000 toward the acquisition of RHC. The Company was unable to complete the planned transaction, and on June 30, 2000, an impairment provision of $1,165,000 was recorded to reduce the Company's investment to the estimated fair value of its 12.6% ownership interest in AIM.

         In December 2000 and January 2001, the Company's subsidiary, Doctors4Doctors.com, Inc. ("D4D") entered into new agreements with the shareholders of RHC where D4D would acquire the remaining interest in AIM for 200,000 shares of D4D common stock and complete the acquisition of RHC for an additional payment of $2,750,000, of which part would be cash and the remainder a note payable over four years. D4D attempted a private placement to raise the cash portion of the planned acquisition but was not successful, and no cash was raised. Therefore, the acquisitions have not been completed, and there can be no assurance that they will be completed in the future. Accordingly, at June 30, 2001, an impairment provision of $155,000 has been recorded to reduce the Company's investment in AIM to no value.

         Doctors4Doctors.net, Neurotech's physician services website for licensed physicians only, has opened its web site for registration and is piloting services in beta form at this time. Work has begun on Chinese language architecture for its website, and the Company is attempting to position itself with a strategic partner to act as a value added reseller. China, which has approximately 3 million licensed physicians, is seen as the largest new market for these services. China has numerous medical websites, many of which are operating profitably. D4D's telemedicine and continuing education are seen as the largest potential usage items in this marketplace. The Company is positioning all of its new healthcare facilities as institutional members of Doctors4Doctors, and is in the process of trying to create institutional membership software that potentially could be used by healthcare institutions around the world.

IHD Joint Venture with CCS
--------------------------

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

         IHD has entered into a series of agreements which contemplate the beginning of construction of certain projects in 2002. IHD has not created or accumulated any expenses or overhead for its operations to date. This joint venture provides a strategic partnership for Neurotech. While CCS's expertise in construction, and transportation is well known worldwide, CCS also owns and operates hospitals and numerous other related business. Neurotech's unique health care system, creativity, and applied management techniques and American technology are complementary to the brick and mortar talents of CCS.

         On February 13, 2001, and amended on April 16, 2001, IHD entered into an agreement with Beijing Longenge Culture Promotion Co. Ltd. which operates Beijing Shenji Dancing School, one of the foremost independent private schools of the arts in China, to construct a new school for approximately USD$62.5 million. The new school would include a theatre of almost 1,000 seats, TV and film production facilities and dormitories.

         The project is subject to payment of a USD$15 million deposit, preparation of final budgets and plans, execution of final documents, and financing.

         On February 6, 2001, IHD entered into a letter of intent for construction of a project in China with the Shanghai Industrial Comprehensive Development Zone Co., Ltd. That letter of intent calls for the construction of an approximately USD$50 million geriatric facility and hospital and with China Zhong to provide a $50,000,000 line of credit for the construction of various projects. The project is subject to payment of a 20% deposit, preparation of final budgets, plans and documents, and obtaining financing.

         IHD has entered into additional agreements with Guangzhou Eastern Red Cross Hospital to build an acute care 200-bed hospital; with CCS to build a "Rail Hospital," a tertiary regional type of facility which includes specially fitted rail cars for the transportation of patients and supplies; with the Shanghai Civil Affairs Bureau to build a senior care facility and to remove and relocate structures on the site; with China Huanqiu Chemical Engineering Corp. to build a research center in Beijing; with WaigaoQiao Service Center of Medical Treatment and Hygiene to construct an acute care modular facility; with Beijing Hua Shi Tong on behalf of the Jishou University for the expansion construction of such university and with Beijing Lu Long Tai for the construction of an environmental research center. All of these projects are subject to the payment of deposits, preparation of final budgets, plans and documents, and obtaining financing and governmental approvals. There is no assurance that any or all of these items can be accomplished or obtained or that IHD or Neurotech will realize any revenue or income from these proposed projects.

Hospital Ships
--------------

         On April 30, 2001, the Company entered into a letter of understanding to build and equip a hospital ship for the Wu Meng Chao Hepatabiliary Surgery Fund, which is affiliated with one of China's leading hospitals for treatment of liver disorders and cancer. This ship, which is to be deployed in China, is intended to be over 300 ft. long and to house 104 patients, with the capacity to clinically serve almost 1,000 patients per day. With an anticipated seagoing cruising speed of 17 knots, this ship could service many of China's coastal locations. This vessel, priced at approximately $67,000,000 USD, will take approximately 2 1/2 years to complete. It continues to be cooperatively designed by Shanghai Shipbuilding Corporation ("Shanghai Shipbuilding"), one of China's leading shipbuilders, and Neurotech. It is anticipated that this ship will be completely built and fitted out at Shanghai Shipbuilding's facility.

         On April 16, 2001, the Company entered into a joint venture agreement with Shanghai Shipbuilding for the formation of a joint venture. The new joint venture will be organized in Hong Kong and formed for the purpose of marketing, designing, building and equiping marine craft with health care applications, such as hospital ships and marine clinics. The Company believes that the combined efficiency of Neurotech's hospital operating system and Shanghai Shipbuilding's competitive construction costs should allow the venture to be among the lowest cost providers of quality hospital ships in its target markets.

         Neurotech is currently negotiating with an international relief agency for the deployment of a series of these vessels in Africa, but there can be no assurance that such negotiations will be successful.

Subsequent Events
-----------------

         IHD received financial instruments issued from WaigaoQiao Service Center of Medical Treatment and Hygiene for a deposit on the construction of an acute-care modular facility in the face amount of USD $3,750,000. However, no valuation has been obtained on these financial instruments. The financial instruments are being held in Hong Kong by a third party and will not be released or available until additional financing is arranged for the remainder of this USD $15,000,000 project. If financing is not arranged, the financial instruments must be returned.

There is no assurance that this financing will be obtained or of the valuation of the financial instruments described above.

         On August 21, 2001, the Company entered into an agreement to build 19 turnkey acute care hospitals in Venezuela with Ciudad Medica Neveri. These hospitals will be based upon the standard configuration of the Company's existing products and will be adapted to the local morbidity requirements of each area. The contract requires a working deposit of $60,000,000. Ciudad Medica Neveri is a private company, which the Company believes is duly licensed to own and operate hospitals in Venezuela. The first two hospitals are scheduled to be built in Barcelona and Merida. There is no assurance that the deposit will be received or that construction will be commenced.

ITEM 7. FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                   Page


INDEPENDENT AUDITOR'S REPORT........................................F-2


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets....................................F-3

     Consolidated Statements of Operations..........................F-4

     Consolidated Statements of Changes
         in Stockholders' Equity (Deficit)..........................F-5

     Consolidated Statements of Cash Flows..........................F-6

     Notes to Consolidated Financial Statements.....................F-8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Neurotech Development Corporation
Glen Cove, New York

We have audited the accompanying consolidated balance sheets of Neurotech Development Corporation and Subsidiaries (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Neurotech Development Corporation and Subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the two year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring operating losses since inception and liabilities exceeded assets by $3,162,199 at June 30, 2001. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
October 5, 2001



               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000



                                                                               2001                2000
                                                                           -------------       -------------
                                 ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                              $     -             $     2,939
     Account receivable - related parties, less allowance
        for doubtful accounts - 2001 $51,083; 2000 $48,083                        -                  10,000
                                                                           -------------       -------------

            Total current assets                                                  -                  12,939

INVESTMENTS, less allowance for impairment
        2001 $1,320,000; 2000 $1,165,000                                          -                 155,000
                                                                           -------------       -------------

TOTAL ASSETS                                                                $     -             $   167,939
                                                                           =============       =============


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                  $ 1,504,836         $ 2,765,075
     Accounts payable - related parties                                         298,168               4,730
     Net liabilites of discontinued operations                                1,359,195           1,359,195
                                                                           -------------       -------------

            Total current liabilities                                         3,162,199           4,129,000

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; par value $0.01 per share;
        authorized 100,000,000 shares; issued 98,612,872
        and 57,919,733 shares, respectively                                     986,129             579,197
     Additional paid-in capital                                              28,400,273          24,177,877
     Retained earnings (deficit)                                            (31,308,029)        (22,488,702)
                                                                           -------------       -------------

                                                                            ( 1,921,627)          2,268,372
     Note receivable from sale of common stock                              (   143,985)                  -
     Deferred compensation                                                  (   141,054)        ( 5,273,900)
     1,354,829 shares of treasury stock, at cost                            (   955,533)        (   955,533)
                                                                           -------------       -------------

            Total stockholders' equity (deficit)                            ( 3,162,199)        ( 3,961,061)
                                                                           -------------       -------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                                         $     -             $   167,939
                                                                           =============       =============


The Notes to Consolidated Financial
  Statements are an integral part of these statements.




               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2001 AND 2000



                                                               2001               2000
                                                          --------------     --------------
REVENUE                                                    $       -         $        -

COSTS AND EXPENSES
     Salaries and benefits                                    2,159,454          4,325,144
     Consulting services                                      5,664,009          5,926,100
     Professional fees                                          342,426          2,253,191
     Impairment provision                                       155,000          1,165,000
     Travel                                                     203,015            355,036
     Administrative                                             278,072            501,450
     Interest                                                    17,351             16,743
                                                          --------------     --------------

            Loss before income tax benefit                 (  8,819,327)     (  14,542,664)

INCOME TAX BENEFIT                                                    -                  -
                                                          --------------     --------------


            Net loss                                       ($ 8,819,327)     ($ 14,542,664)
                                                          ==============     ==============


BASIC LOSS PER SHARE                                       ($      0.12)     ($       0.37)
                                                          ==============     ==============

Weighted average number of
     common shares outstanding                               74,318,497         39,693,222
                                                          ==============     ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.




               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JUNE 30, 2001 AND 2000



                                           Additional
                              Common        Paid-in         Retained         Note          Deferred        Treasury
                              Stock         Capital        (Deficit)      Receivable     Compensation       Stock          Total
                           ------------  --------------  --------------  -------------  ---------------  ------------  -------------

Balance, June 30, 1999       $ 339,173    $  5,467,123   ($  7,946,038)    $        -      $         -   ($  150,000)  ($ 2,289,742)
    Commmon stock
       issued for cash           5,439         369,151               -              -                -             -        374,590
    Common stock
       issued for services
       and treasury stock      234,585      11,342,552               -              -                -   ( 3,909,625)     7,667,512
    Treasury stock issued
       for future services           -         625,000               -              -      ( 1,625,000)    1,000,000              -
    Stock option granted
       for future services           -       8,000,000               -              -      ( 8,000,000)            -              -
    Treasury stock issued
       for services                  -    (    155,949)              -              -                -       604,092        448,143
    Stock options
       exercised for cash            -    (  1,470,000)              -              -                -     1,500,000         30,000
    Deferred compensation
       realized                      -               -               -              -        4,351,100             -      4,351,100
    Net loss                         -               -   (  14,542,664)             -                -             -   ( 14,542,664)
                           ------------  --------------  --------------  -------------  ---------------  ------------  -------------


Balance, June 30, 2000         579,197      24,177,877   (  22,488,702)             -      ( 5,273,900)  (   955,533)  (  3,961,061)
    Stock options exercised
       for cash                 20,715               -               -              -                -             -         20,715
    Common stock issued              -               -               -              -                -             -
       for services and to
       liquidate liabilities   381,217       4,089,396               -              -      (   211,538)            -      4,259,075
    Common stock issued
       for note receivable       5,000         133,000               -     (  138,000)               -             -              -
    Interest earned on note
       receivable                    -               -               -     (    5,985)               -             -   (      5,985)
    Deferred compensation
       realized                      -               -               -              -        5,344,384             -      5,344,384
    Net loss                         -               -   (   8,819,327)             -                -             -   (  8,819,327)
                           ------------  --------------  --------------  -------------  ---------------  ------------  -------------
Balance, June 30, 2001       $ 986,129    $ 28,400,273   ($ 31,308,029)    ($ 143,985)     ($  141,054)  ($  955,533)  ($ 3,162,199)
                           ============  ==============  ==============  =============  ===============  ============  =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                           F-5



               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2001 AND 2000



                                                                      2001               2000
                                                                 --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     ($ 8,819,327)     ($ 14,542,664)

     Adjustments to reconcile net loss to
        net cash used in operating activities

        Amortization of deferred compensation                        5,344,384                  -
        Bad debts                                                        3,000             59,083
        Provision for impairment                                       155,000          1,165,000
        Stock issued for services                                    2,563,553          8,115,655
        Stock options granted for services                                   -          4,351,100
        Changes in assets and liabilities
           Receivables - related party                                   1,015             10,299
           Accounts payable and accrued expenses                       435,283            825,792
           Accounts payable - related party                            293,438      (     136,251)
           Net liabilities of discontinued operations                        -                  -
                                                                 --------------    ---------------

               Net cash used in operating activities              (     23,654)     (     151,986)


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in common stock                                              -      (   1,320,000)
                                                                 --------------    ---------------

               Net cash used in investing activities                         -      (   1,320,000)

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                               F-6


               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             JUNE 30, 2001 AND 2000
                                   (continued)



                                                                      2001             2000
                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowing                                                -        1,070,000
     Sale of common stock                                              20,715          404,590
                                                                 -------------    -------------
               Net cash provided by financing activities               20,715        1,474,590
                                                                 -------------    -------------
               Net decrease in cash                               (     2,939)           2,604

CASH, BEGINNING                                                         2,939              335
                                                                 -------------    -------------

CASH, ENDING                                                      $         -      $     2,939
                                                                 =============    =============


SUPPLEMENTAL DISCLOSURE
     OF CASH FLOW INFORMATION

     Cash paid for

        Interest                                                  $         -      $    16,743
                                                                 =============    =============

        Taxes                                                     $         -      $         -
                                                                 =============    =============



SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Stock options issued for services                            $         -      $ 4,351,100
                                                                 =============    =============
     Common stock issued for services                             $ 2,563,553      $ 8,115,655
                                                                 =============    =============
     Common stock issued to liquidate liabilities                 $ 1,695,522      $         -
                                                                 =============    =============
     Debenture converted to common stock                          $         -      $   100,000
                                                                 =============    =============

     Common Stock issued for note receivable                      $   138,000      $         -
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

     Nature of Operations

         Prior to 1996, the Company was engaged in the assembly, marketing and sale of proprietary non-invasive medical research instruments and custom delay lines, and the distribution of non-ozone depleting refrigerant products. These businesses were discontinued in 1996. Effective June 1, 1996, the Company, through its newly formed subsidiary, Global, acquired the real property and operating assets and liabilities of Mary E. Dickerson Memorial Hospital, a 49 bed acute care hospital in Jasper, Texas. The hospital was doing business as Lakes Regional Medical Center. On October 17, 1998, the hospital was closed and all operations were discontinued (see Note 4). Since October 17, 1998, the Company has had no revenues. The Company is actively exploring acquisition opportunities and is developing a new line of business constructing prefabricated hospitals and other structures in third-world countries.


NOTE 2.   GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a shareholders' deficit and working capital deficit of $3,162,199 at June 30, 2001. Effective October 17, 1998, creditors have taken substantially all of Global's assets and the Company and other subsidiaries have substantially no assets. In addition, the Company has continued to incur operating losses for periods subsequent to June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

         In view of these matters, the continued existence of the Company is dependent upon its shareholders' ability to provide funding to meet the Company's immediate financing requirements and, ultimately, the success of its planned future operations. Management believes that actions presently being taken to acquire an operating business and to develop a new line of business constructing prefabricated hospitals and other structures in third world countries provide the Company the opportunity to continue as a going concern. However, there can be no assurance that the planned acquisition or new line of business will be successful.


NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

         Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Net liabilities of discontinued operations include management's best estimate of the ultimate liability that may result from the closing of the Company's hospital operations and settlement of its obligations. The amounts the Company ultimately may be required to pay could differ materially in the near term from the amounts assumed in arriving at the net liability of discontinued operations at June 30, 2001.

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

     Advertising

         The Company expenses advertising costs as incurred. For the years ended June 30, 2001 and 2000, the Company expensed $8,510 and $18,865, respectively.

     Basic and Diluted Earnings (Loss) Per Share

         Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basic and Diluted Earnings (Loss) Per Share

         during the period. Diluted earnings (loss) per share are computed after giving effect to all dilutive potential common shares that were outstanding during the period. However, the computation of diluted earnings (loss) per share shall not assume conversion of potential common shares if conversion would have an antidilutive effect on earnings (loss) per share. Therefore, diluted loss per share has not been presented because the effect would have been antidilutive in all periods presented.


NOTE 4.   DISCONTINUED OPERATIONS

     Effective July 1, 1998, the Company discontinued and sold its home health care business and effective October 17, 1998, the Company discontinued and closed its hospital operations. In connection with the closing of the hospital, the Company's secured creditors assumed substantially all of the assets of Global, the Company's wholly-owned subsidiary.

     Net liabilities of discontinued operations consist of the following at June 30, 2001 and 2000:

         Notes payable                                          ($  385,747)
         Accounts payable and accrued expenses                  (   973,448)
                                                                 ----------

         Net liabilities of discontinued operations             ($1,359,195)
                                                                 ==========

     The Company's subsidiary, Global, had been in default under the terms of one or more of its notes payable agreements with secured creditors since 1996. When the hospital closed in October 1998, DVI Business Credit Corp. foreclosed on obligations due them of approximately $516,760, including principal and interest, and assumed control of collateral consisting of cash, accounts receivable and major movable equipment with a recorded value of approximately $365,025. The remaining obligation to DVI, if any, is in dispute. In January 1999, DT Investments, the holder of two notes originally payable to the Bank of America National Trust and Savings Association totaling approximately $2,098,760, including principal, interest, and unpaid property taxes as of October 30, 1998, assumed control of collateral consisting of land, land improvements, buildings, and building improvements and other assets with a recorded value of approximately $1,919,850. The Company has included $151,735 in net liabilities of discontinued operations related to these matters. The remaining net liabilities of discontinued operations consist of amounts due to unsecured creditors of Global. While the amounts for which the Company could ultimately be obligated could differ from the amounts assumed in establishing the net liability, management believes that the recorded amount will be sufficient to cover future obligations, if any.


NOTE 5.   INVESTMENTS

     During the year ended June 30, 2000, the Company entered into a series of letter agreements to acquire up to 60% of the common stock of American International Medical

     Resources, Inc. (AIM) for cash of $4,100,000 and notes of $3,900,000. AIM was then to acquire 100% of Residential Health Care, Inc. (RHC). The Company planned to purchase the remaining 40% of AIM for 8,500,000 shares of the Company's common stock. The Company acquired a 12.6% ownership interest in AIM for $1,320,000 and AIM made a deposit of $1,250,000 toward the acquisition of RHC. The Company was unable to complete the planned transaction and at June 30, 2000 an impairment provision of $1,165,000 was recorded to reduce the Company's investment to the estimated fair value of it's 12.6% ownership interest in AIM.

     In   December   2000  and   January   2001,   the   Company's   subsidiary,
     Doctors4Doctors.com, Inc. (D4D) entered into new agreements with the shareholders of RHC whereby D4D would acquire the remaining interest in AIM for 200,000 shares of D4D common stock and complete the acquisition of RHC for an additional payment of $2,750,000 of which part would be cash and the remainder a note payable over four years. D4D attempted a private placement to raise the cash portion of the planned acquisition but was not successful and no cash was raised. Therefore, the acquisitions have not been completed and there can be no assurance that they will be completed in the future. Accordingly, at June 30, 2001, an impairment provision of $155,000 has been recorded to reduce the Company's investment in AIM to no value. Should the transactions ultimately be consummated, management believes that the full amount of the investment in AIM before the impairment provision will be applied to the acquisition as originally anticipated.

     In March 2001, the Company finalized the documentation of a joint venture with China Chen South America Construction Contracting Co. (CCS). The joint venture, called International Humanitarian Development Ltd. (IHD), was formed in Hong Kong. CCS is obligated to contribute cash, construction, finance, engineering and project management to IHD for a 50% ownership interest. The Company is obligated to contribute cash and assign its rights in various letters of understanding to IHD for a 50% ownership interest. To date, the Company has not made its cash contribution to IHD and, as of June 30, 2001, the joint venture has had no operations.

     In April 2001, the Company entered into an agreement with Shanghai Shipbuilding for the formation of a joint venture. The new joint venture will be incorporated in Hong Kong and will be equally owned by each party. The purpose of the joint venture will be to market, design, build and equip marine craft with health care applications. At June 30, 2001 the proposed joint venture has had no operations.


NOTE 6.   CONTINGENCIES

     DVI Business Credit Corp., and DVI Financial Services, Inc. have filed claims against the Company for alleged breaches of guarantee agreements relating to two promissory notes made by Global and guaranteed by the Company. DVI Business Credit Corp. has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global. The Court found that the promissory note is valid and enforceable. However, the amount owed is still in dispute. DVI has not provided to the Company an acceptable accounting for the collateral. The Company contends that the collateral assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company be completely unsuccessful, the ultimate exposure could range up to approximately $516,760 plus attorney's fees. At this point, it is uncertain as to the ultimate resolution of this matter and it is uncertain as to the amount, if any, that will finally be recovered by the Plaintiffs. The Company believes that it has adequately accrued its future obligations and that the ultimate resolution of this matter will not have a material effect on its financial position.


NOTE 7.   INCOME TAXES

     The provision for income taxes for the years ended June 30, 2001 and 2000 was computed as follows:

                                                      2001              2000
                                                  ------------     ------------

       Tax benefit at federal statutory rates     $  3,004,200     $  4,944,500
       Losses not providing tax benefits         (   3,004,200)   (   4,944,500)
                                                  ------------     ------------

       Tax provision                              $          -     $          -
                                                  ============     ============

     The components of the Company's deferred tax assets and liabilities at June 30, 2001 and 2000 were:

                                                      2001             2000
                                                  ------------     ------------

       Net operating loss carryforward            $ 9,794,890      $  6,866,360
       Impairment allowance                           448,800           396,100
       Officers' compensation                         115,940           115,940
       Allowance for doubtful accounts                 17,370            20,100
       Reserves for losses                             93,500            68,000
       Research and development credits                61,800            61,600
                                                  ------------     ------------

       Net deferred tax asset                      10,532,300         7,528,100
       Valuation allowance                        (10,532,300)    (   7,528,100)
                                                  ------------     ------------

       Net deferred taxes                         $          -     $          -
                                                  ============     ============

       Change in valuation allowance              $ 3,004,200      $  4,944,500
                                                  ============     ============

     The Company has a net operating loss carryforward of approximately $28,792,200 which ultimately expires in 2021. In addition, the Company has research and development credit carryforwards of approximately $61,800 which ultimately expire in 2006.


NOTE 8.   RELATED PARTY TRANSACTIONS

     The Company's related party transactions consist primarily of advances from and repayments to related individuals and entities owned by common shareholders. The amounts due these related parties are separately stated on the accompanying consolidated balance sheets as accounts payable-related parties. Included in administrative expenses for the years ended June 30, 2001 and 2000 are $18,000 and $30,000 of office rent to a related company. Included in interest expense for the year ended June 30, 2001 is $17,252 of interest on accounts payable to related parties.


NOTE 9.   STOCK OPTIONS

     In July 2000, the Company granted 3,100,000 options to purchase common stock to officers of the Company as bonus compensation for services rendered for the year ended June 30, 2000. The options are exercisable for five years from the date of grant at an exercise price of $0.10 per share. The market price per share at the grant date was $0.21 per share. Accordingly, $341,000 was accrued and charged to compensation expense at June 30, 2000. At June 30, 2001, no options granted under this agreement have been exercised.

     In January 2000, the Company granted 10,000,000 stock options to a consulting company to provide investment banking and advisory services for one year. The options were exercisable at $0.01 per share over the following terms:

         a. three million within 90 days from the execution of the consulting agreement; and

         b. seven million upon the earlier to occur of (i) the listing of the Company on the NasDaq Small Cap Market or (ii) one year from the date of the consulting agreement.

     The fair value of the options granted of $8,000,000 was recorded as deferred compensation was amortized over the one year period of the consulting agreement. For the years ended June 30, 2001 and 2000, approximately $4,378,000 and $3,622,000, respectively, was charged to expense related to this consulting agreement. The fair value of consulting costs deferred and charged to operations were calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected life of one year; volatility of 214.63%; and a risk-free interest rate of 6.5%. As of June 30, 2001, 5,071,500 options granted under this agreement have been exercised and the remaining 4,928,500 options have expired.

     In January 1999, the Company granted 2,250,000 options to officers and directors and in December 1997, the Company granted 2,250,000 options to officers and directors and 200,000 options to non-employees. These options may be exercised for a five year period from the date of grant at $0.20 per share. No options granted under these agreements have been exercised.

     A summary of the status of the Company's stock options is as follows:

                                                          2001                       2000
                                                   ------------------         ------------------
                                                             Weighted                   Weighted
                                                             Average                    Average
                                                   Shares    Exercise         Shares    Exercise
                                                   (000)      Price            (000)     Price
                                                   ------    --------         ------    --------

         Outstanding, beginning                    11,700    $    .09          4,700    $    .20
              Granted                               3,100         .10         10,000         .01
              Exercised                             2,072         .01          3,000         .01
              Forfeited                             4,928         .01              -           -
                                                   ------    --------         ------    --------

         Outstanding, ending                        7,800    $    .16         11,700    $    .09
                                                   ======    ========         ======    ========

         Options exercisable at year end            7,800    $    .16         11,700    $    .09
                                                   ======    ========         ======    ========

         Weighted average fair value of
            options granted during the year                  $    .17                   $    .80
                                                             ========                   ========

     At June 30, 2001, 4,700,000 options outstanding have a weighted average exercise price of $0.20 per share and a weighted average remaining contractual life of 1.9 years and 3,100,000 options outstanding have a weighted average exercise price of $0.10 per share and a weighted average remaining contractual life of four years.

     Since no stock options were granted to employees during the year ended June 30, 2000, there is no difference in compensation costs recorded and therefore pro forma amounts are not applicable. For the year ended June 30, 2001, had compensation costs for the Company's stock options been determined based on the fair value at the grant date, the Company's net loss and net loss per share would have been as follows:

         Pro forma net loss                                   ($9,024,149)
                                                               ==========

         Pro forma basic loss per share                       ($     0.12)
                                                               ==========

     Compensation cost for the year ended June 30, 2001, under the fair value method was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%; expected life of 5 years; volatility of 189.75%, and a risk-free interest rate of 6.53%.


NOTE 10.   STOCKHOLDERS' EQUITY

     The Company has had no revenue for several years. Because of lack of revenues, common stock of the Company has been utilized where possible as payment for expenses of the Company, including salaries.

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

     In July 2000, the Company issued 7,997,250 shares of common stock to liquidate liabilities.

     In August 2000, options to purchase 1,000,000 shares of common stock were exercised for $10,000.

     In September 2000, the Company issued 300,000 shares of common stock in exchange for a note receivable for $108,000. The note bears interest at 7%. The note and unpaid interest earned are reported as an offset against stockholders' equity (deficit).

     In October 2000, the Company issued 107,334 shares of common stock to two shareholders who then paid liabilities of the Company. Also, in October 2000, the Company issued 1,278,000 shares of common stock in exchange for consulting services and options to purchase 1,071,000 shares of the Company's common stock were exercised for $10,715.

     In December 2000, the Company issued 1,128,205 shares of common stock for consulting services to be performed over a 24 month period. Also, in December 2000, the Company issued 10,825,350 shares of common stock for officers' salaries and expense reimbursements.

     In January 2001, the company issued 45,000 shares of common stock to liquidate liabilities.

     In April 2001, the Company issued 460,000 shares of common stock as compensation for services performed.

     In June 2001, the Company issued 16,480,000 to officers and others as compensation for services performed.

     All issuances of common stock as compensation for services performed or to liquidate liabilities were valued at the closing market price on the day issued.


NOTE 11.   SUBSEQUENT EVENTS

     In July 2001, the Company's Board of Directors increased the total number of shares of common stock which the corporation is authorized to issue to 200,000,000 shares. Since that date, the Company has issued 18,643,599 shares to various officers, directors, individuals and others, primarily as compensation for services rendered.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9.  DIRECTORS AND OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16 (A) OF THE EXCHANGE ACT

           Name                                      Position
           ----                                      --------
           Bernard Artz                     Chairman, Chief Executive Officer
           Lawrence Artz                    Vice President, Director
           Jack Fishman                     Director

         Bernard Artz, age 77, has been the chairman and a director of the Company since 1994. From 1993 to 1996, he was a vice president and director of Travel Safety Corp. From 1994 to the present, he has been a director and co-chairman of Lundell Technologies, Inc., a public company.

         Lawrence Artz, age 50, has been an officer and director of the Company since 1994. From 1994 to the present, Mr. Artz has been a director and vice president of Lundell Technologies, Inc., a public company. From 1993 to the present, Mr. Artz has been managing director of Safety & Technology Group, Ltd. of Hong Kong, a manufacturer of non-ozone depleting refrigerants and children's safety products. From 1993 to the present, Mr. Artz has been a director of Global Investment Fund, Ltd. From 1991 to 1993, Mr. Artz has been a managing director of Starcomm, Ltd., a manufacturer of children's safety products. From 1987 to 1991, Mr. Artz was a managing director of Asia Industries Group Ltd. From 1981 to 1985 he was director of marketing for Conair Corporation. Lawrence Artz is the son of Bernard Artz.

         Jack Fishman, age 72, was a director and an officer of the Company from 1994 to 1999. He is a Certified Public Accountant and has maintained an independent accounting practice for more than 20 years. He resigned his position as director of Neurotech on July 7, 1999, due to health reasons, but was reappointed as a director on June 1, 2000.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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


                                                      SUMMARY COMPENSATION TABLE

                                   Annual compensation                        Long term compensation
                                                                                      AWARDS
                                                                                           Securities
                                                                           Restricted      underlying        Other
                                              Salary   Bonus     Total     stock award   options / SARs   Compensation
   Name and principal position       Year      ($)      ($)       ($)          ($)             (#)
Bernard Artz , Chairman            1999        $-0-     -0-       -0-          -0-         750,000 (4)    $150,000 (1)
                                   2000        $-0-     -0-       -0-          -0-         950,000 (5)    $525,000 (2)
                                   2001        $-0-     -0-       -0-          -0-        1,500,000 (6)   $300,000 (3)

Lawrence Artz, Vice President      1999        $-0-     -0-       -0-          -0-         750,000(4)     $150,000 (1)
                                   2000        $-0-     -0-       -0-          -0-         950,000(5)     $413,034 (2)
                                   2001        $-0-     -0-       -0-          -0-        1,500,000 (6)   $300,000 (3)

Jack Fishman (8)                   1999        $-0-     -0-       -0-          -0-             -0-             -0-
                                   2000        $-0-     -0-       -0-          -0-             -0-         $10,500 (7)
                                   2001        $-0-     -0-       -0-          -0-             -0-         $20,000 (9)

-----------

(1) The Company awarded stock in the amount of 267,857 shares of Common Stock as compensation for 1999 to each named executive officer. The value of this award is calculated on the basis of the January 4, 2000 issue date closing price of $0.56.
(2) The Company awarded stock in the amount of 2,500,000 shares and 1,966,830 shares of Common Stock to Bernard Artz and Larry Artz, respectively, as compensation for unpaid salaries and to reimburse expenses incurred on behalf of the Company. The value of this award is calculated on the basis of the June 30, 2000, issue date closing price of $.21.
(3) On December 22, 2000, the Company awarded stock in the amount of 3,125,000 shares of Common Stock to each of Bernard Artz and Larry Artz as compensation for unpaid salaries of $125,000 each for the period from July 1, 2000, to December 31, 2000. The negotiated stock price of $.04 per share equaled 50% of the closing price of the Company's Common stock on the previous trading day, December 21, 2001. On June 22, 2001, the Company awarded stock in the amount of 4,375,000 shares of Common Stock to each of Bernard Artz and Larry Artz as compensation for unpaid salaries of $175,000 each for the period from January 1, 2001 to June 30, 2001. The negotiated stock price of $.04 per share equaled 50% of the closing price of the Company's Common stock on the previous trading day, June 21, 2001.
(4) On January 5, 1999, each named executive officer was granted an option to purchase 750,000 shares of Common Stock at an exercise price of $0.20 for five (5) years. The closing price for Neurotech Common Stock on the date of grant was $0.20.

(5) On July 3, 2000 each named executive officer was granted an option to purchase 950,000 shares of Common Stock for five years at an exercise price of $.10. The closing price for Neurotech Common Stock on the date of grant was $.22.
(6) On August 15, 2001, each named executive officer was granted an option to purchase 1,500,000 shares of Common Stock at an exercise price of $.10 per share. The closing price for Neurotech Common Stock on the date of this grant was $.16.
(7) The Company awarded stock in the amount of 50,000 shares of Common Stock to designees of Mr. Fishman in lieu of monetary compensation for services rendered. The value of this award is calculated on the basis of the June 30, 2000 issue date closing price of $.21.
(8) Mr. Fishman has not served as Chief Accounting Officer or in any other office of the Company since July, 1999. Mr. Fishman remains a Director of the company.
(9) The Company awarded stock in the amount of 50,000 shares of Common Stock to Mr. Fishman in lieu of monetary compensation for services rendered as a director. The value of this award was calculated on the basis of a 50% discount on the June 21, 2001, closing price of $.08 ($.04 per share).

SAR Table - Option Rights
-------------------------


         The following table shows the grants of options made during the year ended June 30, 2001, of certain executive officers.

                     Options/SAR Grants in Last Fiscal Year
                              (Individual Grants)

-------------------------------------------------------------------------------------------------------------
Name                    Number of Securities      Percent of total options/     Exercise or      Expiration
                        Underlying Options/           SARs granted to            base price         date
                          SARs granted (#)         employees in fiscal year        ($/Sh)
-------------------------------------------------------------------------------------------------------------
(a)                            (b)                          (c)                     (d)             (e)
Bernard Artz                950,000(1)                     30.65%                  $.10         July 3, 2005
Lawrence M. Artz            950,000(1)                     30.65%                  $.10         July 3, 2005


---------------

(1) These options were granted on July 3, 2000. Additionally, on July 3, 2000, Steven A. Massey was granted an option to purchase 950,000 shares of the Company's common stock at $.10 per share for five years, and Leonard Markman was granted an option to purchase 250,000 shares of the Company's common stock at $.10 per share for five years. The closing price for Neurotech Common Stock on the date of grant was $.22.

         The following table shows the value of the outstanding options of certain executive officers as of June 30, 2001.

         Aggregated   Option/SAR  Exercises  in  Last  Fiscal  Year  and  FY-End
Option/SAR Values


-------------------------------------------------------------------------------------------------------------------
Name                 Shares         Value       Number of Securities Underlying      Value of Unexercised In-the-
                     Acquired on    Realized    Unexercised Options/SARs at FY-      Money Options/SARs at FY-end
                     Exercise (#)     ($)       End (#) Exercisable/Unexercisable    ($) Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------
(a)                  (b)            (c)              (d)                                (e)
Bernard Artz         N/A            N/A              2,450,000 (1) (2)                  $119,000
Lawrence M. Artz     N/A            N/A              2,450,000 (1) (2)                  $119,000


-----------

(1) In addition, on August 15, 2001, the Company's Board of Directors approved, by unanimous written consent, a grant of an option to purchase 1,500,000 shares of the Company's Common Stock at $.10 per share to each of Bernard Artz and Lawrence M. Artz. The closing price for Neurotech Common Stock on the date of this grant was $.16.
(2) On August 17, 2001, each of Bernard Artz and Lawrence M. Artz exercised all of their options to purchase the Company's Common Stock, consisting of 3,200,000 shares at $.10 per share and 750,000 shares at $.20 per share for each of Bernard Artz and Lawrence M. Artz. The closing price for Neurotech Common Stock on the date of this exercise was $.17.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of October 10, 2001, the name and the number of shares of the Company's Common Stock, $.01 par value, held of record or beneficially by each director, each named executive officer and all officers and directors as a group. Other than officers and directors, the Company knows of no other stockholder who holds of record or beneficially more than five percent of the issued and outstanding Common Stock. Approximately 42 percent of the Company's outstanding Common Stock is held in street name by Cede & Company.

Name                                 No. of  Shares of Common         (2)
and Address (1)                      Stock Beneficially Owned   Percent of Class
---------------                      ------------------------   ----------------
Officers, Directors and Nominees:
Bernard Artz                                  19,339,607             16.49%
Lawrence M. Artz                              17,443,956             14.88%
Jack Fishman                                     100,000              0.09%
                                                 -------              -----
Directors and Officers as a Group             36,883,563             31.46%

(3 persons)
--------------------

(1) The address for each of the named officers is 10 Cedar Swamp Lane, Glen Cove, New York 11542.
(2) Based upon 117,256,471 shares outstanding as of October 10, 2001, plus for each calculation the number of shares of Common Stock that such person or group can acquire within 60 days by exercise of options, warrants or similar rights.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time, members of the Board or stockholders have advanced money to the Company to cover expenses. Neurotech has agreed to repay these advances in stock in the amount of the loan plus twenty percent of such advances.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------

Exhibit       Title                                                        Note
Number

3.1        Certificate of Incorporation, as Amended before Exhibit 3.3
              Amendment                                                     (3)
3.2        By-Laws                                                          (3)
3.3        Certificate of Amendment of Certificate of Incorporation         (9)
4.0        Specimen Certificate of Common Stock                             (1)
4.1        Company's Stock Option Plan                                      (1)
4.2        Wellington Capital Corporation Registration Rights Agreement     (4)
4.3        Wellington Capital Corporation Stock Option Agreement            (4)
10.3       Consent and Assumption Agreement                                 (2)
10.4       Secured Renewal and Extension Promissory Note                    (2)
10.5       Modification Renewal and Extension Agreement                     (2)
10.6       Covenant Not to Sue                                              (2)
10.7       Credit Agreement                                                 (2)
10.8       $1,500,000.00 Promissory Note                                    (2)
10.9       $185,000 Promissory Note                                         (2)
10.10      Deed of Trust, Security Agreement and
              Financing Statement                                           (2)
10.11      Assignment of Rents and Leases                                   (2)
10.12      Commercial Security Agreement                                    (2)
10.13      Assignment of Deposit Accounts and Security Agreement            (2)
10.14      Guaranty Agreement                                               (2)
10.15      Indemnity Agreement                                              (2)
10.16      Corporate Certificate                                            (2)
10.17      Asset Purchase Agreement                                         (2)
10.18      Special Warranty Deed with Assumption                            (2)
10.19      Bill of Sale and Assignment - Jasper Associates                  (2)
10.20      Assignment of and Assumption of Lease                            (2)
10.21      Bill of Sale and Assignment -
              Mary E. Dickerson Hospital Group, Ltd.                        (2)
10.22      Loan and Security Agreement                                      (2)
10.23      Lease Agreement between Lundell Technologies, Inc. as
             landlord and the Company, dated February 1, 1999               (3)
10.24      Turnkey Hospital Purchase Contract between the Company
             and Techni-Lube Singapore PTE, Ltd., dated March 2, 1999       (3)

10.25      Turnkey Hospital Purchase Contract between the Company
             and Techni-Lube Singapore PTE, Ltd., dated
             March 2, 1999                                                  (3)
10.26      Turnkey Hospital Purchase Agreement between the Company
             and The Chaoshan Hospital, Hongyuan Economic
             Industry Trade Co. Ltd.                                        (3)
10.27      Turnkey Hospital Purchase Agreement between the Company
             and the Xian Municipal Government dated
             November 19, 1999                                              (3)
10.28      Turnkey Hospital Purchase Agreement between the Company
             and the Zhen Jiang Province Riyueming Economic
             and Trade Co. Ltd., dated October 24, 1999                     (3)
10.29      Turnkey Hospital Purchase Agreement between the Company
             and The People's Government of Jiading Shanghai,
             dated November 4, 1999                                         (3)
10.30      Turnkey Hospital Purchase Contract between the Company
             and The People's Government of Jiading Shanghai,
             dated November 4, 1999                                         (3)
10.31      Letter Agreements dated May 20, 1999 and July 30, 1999
             relating to the Stock Purchase between the
             Company and American International Medical
             Resources, Inc.                                                (3)
10.32      Wellington Capital Corporation Consulting Agreement              (4)
10.33      Wellington Capital Corporation Stock Option Agreement
             (See Exhibit 4.3)
10.34      Turnkey Hospital Purchase Agreement dated April 14, 2000
             among the Company and the No. 4 People's Hospital
             in Tai-Xing City, Ren'ai Tumours Therapeutic Centre
             and Jiangsu Development Authority                              (5)
10.35      Turnkey Hospital Purchase Agreement dated April 16, 2000
             between the Company and Shanghai Dadran Biological
             Technology Development Co. Ltd.                                (5)
10.36      Turnkey Hospital Agreement dated June 30, 2000,
             but amended July 6, 2000, between the Company
             and Zhongshan Hospital Affiliated to Medical
             Center of Fudan University                                     (8)
10.37      Bank Guarantee No. **6/****-**/*/** issued on
             October 21, 1998 by PT Bank Ekspor Impor Indonesia
             (Persero), Jakarta Plaza, Exim Branch, for $25 million.        (8)
10.38      Bank Guarantee No. **7/****-**/*/** issued on
             October 21, 1998 by PT Bank Ekspor Impor Indonesia
             (Persero), Jakarta Plaza, Exim Branch, for $25 million.        (8)
10.39      Bank Guarantee No. **8/****-**/*/** issued on
             October 21, 1998 by PT Bank Ekspor Impor Indonesia
             (Persero), Jakarta Plaza, Exim Branch, for $25 million.        (8)
10.40      Bank Guarantee No. **9/****-**/*/** issued on
             October 21, 1998 by PT Bank Ekspor Impor Indonesia
             (Persero), Jakarta Plaza, Exim Branch, for $25 million.        (8)
10.41      Letter of Authentication dated October 21, 1998 by
             PT Bank Ekspor Impor Indonesia (Persero) for
             Bank Guarantee No. **6/****-**/*/** and
             Bank Guarantee No. **7/****-**/*/**.                           (8)

10.42      Letter of Authentication dated October 21, 1998 by
             PT Bank Ekspor Impor Indonesia (Persero) for
             Bank Guarantee No. **8/****-**/*/** and
             Bank Guarantee No. **9/****-**/*/**.                           (8)
10.43      Confirmation Letter dated October 21, 1998 by
             PT Bank Ekspor Impor Indonesia (Persero) for
             Bank Guarantee No. **6/****-**/*/** and
             Bank Guarantee No. **7/****-**/*/**.                           (8)
10.44      Confirmation Letter dated October 21, 1998 by
             PT Bank Ekspor Impor Indonesia (Persero) for
             Bank Guarantee No. **8/****-**/*/** and
             Bank Guarantee No. **9/****-**/*/**.                           (8)
10.45      Amendment of Bank Guarantees Nos. **6/****-**/*/**
             through **9/****-**/*/** dated July 15, 1999
             by PT Bank Ekspor Impor Indonesia (Persero).                   (8)
10.46      Letter from Bank Mandiri dated July 24, 2000
             regarding Bank Guarantees Nos. **6/****-**/*/**
             through **9/****-**/*/**.                                      (8)
10.47      Financial Advisory Agreement dated December 5, 2000,
             with Security Capital Trading, Inc.                            (6)
10.48      Order Making Findings and Imposing Cease
             and Desist Order.                                              (6)
10.49      Purchase Agreement dated February 13, 2001, between
             IHD and Beijing Longenge Culture Promotion Co., Ltd.           (7)
             (superseded by Exhibit 10.55)
10.50      Turnkey Hospital Purchase Agreement dated February 6,
             2001, between IHD and Shanghai Industrial
             Comprehensive Development Zone Co., Ltd.                       (7)
10.51      Financing Agreement dated February 13, 2001, between
             IHD and China Zhong.                                           (7)
10.52      Purchase Agreement dated April 30, 2001, between the
             Company and Wu Meng Chao Hepatobiliary Surgery Fund.           (7)
10.53      Joint Venture Agreement dated April 16, 2001, between
             the Company and Shanghai Shipbuilding Corporation              (7)
10.54      Turnkey Hospital Purchase Agreement dated August 21,
             2001, between the Company and Ciudad Medica Neveri, C.A.       (9)
10.55      Purchase Agreement dated April 16, 2001, between
             IHD and Beijing Longenge Culture Promotion Co., Ltd.           (9)
21         Subsidiaries of the Registrant                                   (9)
--------------

(1) Previously filed with the Company's Registration Statement on Form S-18, filed with the Commission on December 18, 1985.
(2)      Previously filed with Form 8-K of May 31, 1997.
(3) Previously filed on January 31, 2000, with the Company's Form 10-KSB for the fiscal year ended June 30, 1999.
(4) Previously filed on February 10, 2000, with the Company's Form 10-QSB for the quarterly period ended December 31, 1999.
(5) Previously filed on May 19, 2000, with the Company's Form 10-QSB for the quarterly period ended March 31, 2000.
(6) Previously filed on February 20, 2001, with the Company's Form 10-QSB for the quarterly period ended December 31, 2000.
(7) Previously filed on May 21, 2001, with the Company's Form 10-QSB for the quarterly period ended March 31, 2001.
(8) Perviously filed on October 13, 2000, with the Company's Form 10-KSB for the fiscal year ended June 30, 2000.
(9)      Filed as an exhibit to this Form 10-KSB.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of October, 2001.

                        NEUROTECH DEVELOPMENT CORPORATION


                        By: /S/ Bernard Artz
                        -------------------------------------------------------
                            Bernard Artz, Chairman, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /S/  Bernard Artz                                     October 15, 2001
----------------------------------------                ----------------------
Bernard Artz, Chairman, Chief Executive Officer         Date

  /S/  Lawrence M. Artz                                 October 15, 2001
----------------------------------------                ----------------------
Lawrence M. Artz, Vice President, Director              Date

  /S/  Jack Fishman                                     October 15, 2001
----------------------------------------                ----------------------
Jack Fishman, Director                                  Date

                               TABLE OF EXHIBITS



Exhibit       Name of Exhibit                                              Note
Number

3.1        Certificate of Incorporation, as Amended before Exhibit 3.3
              Amendment                                                     (3)
3.2        By-Laws                                                          (3)
3.3        Certificate of Amendment of Certificate of Incorporation         (9)
4.0        Specimen Certificate of Common Stock                             (1)
4.1        Company's Stock Option Plan                                      (1)
4.2        Wellington Capital Corporation Registration Rights Agreement     (4)
4.3        Wellington Capital Corporation Stock Option Agreement            (4)
10.3       Consent and Assumption Agreement                                 (2)
10.4       Secured Renewal and Extension Promissory Note                    (2)
10.5       Modification Renewal and Extension Agreement                     (2)
10.6       Covenant Not to Sue                                              (2)
10.7       Credit Agreement                                                 (2)
10.8       $1,500,000.00 Promissory Note                                    (2)
10.9       $185,000 Promissory Note                                         (2)
10.10      Deed of Trust, Security Agreement and
              Financing Statement                                           (2)
10.11      Assignment of Rents and Leases                                   (2)
10.12      Commercial Security Agreement                                    (2)
10.13      Assignment of Deposit Accounts and Security Agreement            (2)
10.14      Guaranty Agreement                                               (2)
10.15      Indemnity Agreement                                              (2)
10.16      Corporate Certificate                                            (2)
10.17      Asset Purchase Agreement                                         (2)
10.18      Special Warranty Deed with Assumption                            (2)
10.19      Bill of Sale and Assignment - Jasper Associates                  (2)
10.20      Assignment of and Assumption of Lease                            (2)
10.21      Bill of Sale and Assignment -
              Mary E. Dickerson Hospital Group, Ltd.                        (2)
10.22      Loan and Security Agreement                                      (2)
10.23      Lease Agreement between Lundell Technologies, Inc. as
             landlord and the Company, dated February 1, 1999               (3)
10.24      Turnkey Hospital Purchase Contract between the Company
             and Techni-Lube Singapore PTE, Ltd., dated March 2, 1999       (3)

10.25      Turnkey Hospital Purchase Contract between the Company
             and Techni-Lube Singapore PTE, Ltd., dated
             March 2, 1999                                                  (3)
10.26      Turnkey Hospital Purchase Agreement between the Company
             and The Chaoshan Hospital, Hongyuan Economic
             Industry Trade Co. Ltd.                                        (3)
10.27      Turnkey Hospital Purchase Agreement between the Company
             and the Xian Municipal Government dated
             November 19, 1999                                              (3)
10.28      Turnkey Hospital Purchase Agreement between the Company
             and the Zhen Jiang Province Riyueming Economic
             and Trade Co. Ltd., dated October 24, 1999                     (3)
10.29      Turnkey Hospital Purchase Agreement between the Company
             and The People's Government of Jiading Shanghai,
             dated November 4, 1999                                         (3)
10.30      Turnkey Hospital Purchase Contract between the Company
             and The People's Government of Jiading Shanghai,
             dated November 4, 1999                                         (3)
10.31      Letter Agreements dated May 20, 1999 and July 30, 1999
             relating to the Stock Purchase between the
             Company and American International Medical
             Resources, Inc.                                                (3)
10.32      Wellington Capital Corporation Consulting Agreement              (4)
10.33      Wellington Capital Corporation Stock Option Agreement
             (See Exhibit 4.3)
10.34      Turnkey Hospital Purchase Agreement dated April 14, 2000
             among the Company and the No. 4 People's Hospital
             in Tai-Xing City, Ren'ai Tumours Therapeutic Centre
             and Jiangsu Development Authority                              (5)
10.35      Turnkey Hospital Purchase Agreement dated April 16, 2000
             between the Company and Shanghai Dadran Biological
             Technology Development Co. Ltd.                                (5)
10.36      Turnkey Hospital Agreement dated June 30, 2000,
             but amended July 6, 2000, between the Company
             and Zhongshan Hospital Affiliated to Medical
             Center of Fudan University                                     (8)
10.37      Bank Guarantee No. **6/****-**/*/** issued on
             October 21, 1998 by PT Bank Ekspor Impor Indonesia
             (Persero), Jakarta Plaza, Exim Branch, for $25 million.        (8)
10.38      Bank Guarantee No. **7/****-**/*/** issued on
             October 21, 1998 by PT Bank Ekspor Impor Indonesia
             (Persero), Jakarta Plaza, Exim Branch, for $25 million.        (8)
10.39      Bank Guarantee No. **8/****-**/*/** issued on
             October 21, 1998 by PT Bank Ekspor Impor Indonesia
             (Persero), Jakarta Plaza, Exim Branch, for $25 million.        (8)
10.40      Bank Guarantee No. **9/****-**/*/** issued on
             October 21, 1998 by PT Bank Ekspor Impor Indonesia
             (Persero), Jakarta Plaza, Exim Branch, for $25 million.        (8)
10.41      Letter of Authentication dated October 21, 1998 by
             PT Bank Ekspor Impor Indonesia (Persero) for
             Bank Guarantee No. **6/****-**/*/** and
             Bank Guarantee No. **7/****-**/*/**.                           (8)

10.42      Letter of Authentication dated October 21, 1998 by
             PT Bank Ekspor Impor Indonesia (Persero) for
             Bank Guarantee No. **8/****-**/*/** and
             Bank Guarantee No. **9/****-**/*/**.                           (8)
10.43      Confirmation Letter dated October 21, 1998 by
             PT Bank Ekspor Impor Indonesia (Persero) for
             Bank Guarantee No. **6/****-**/*/** and
             Bank Guarantee No. **7/****-**/*/**.                           (8)
10.44      Confirmation Letter dated October 21, 1998 by
             PT Bank Ekspor Impor Indonesia (Persero) for
             Bank Guarantee No. **8/****-**/*/** and
             Bank Guarantee No. **9/****-**/*/**.                           (8)
10.45      Amendment of Bank Guarantees Nos. **6/****-**/*/**
             through **9/****-**/*/** dated July 15, 1999
             by PT Bank Ekspor Impor Indonesia (Persero).                   (8)
10.46      Letter from Bank Mandiri dated July 24, 2000
             regarding Bank Guarantees Nos. **6/****-**/*/**
             through **9/****-**/*/**.                                      (8)
10.47      Financial Advisory Agreement dated December 5, 2000,
             with Security Capital Trading, Inc.                            (6)
10.48      Order Making Findings and Imposing Cease
             and Desist Order.                                              (6)
10.49      Purchase Agreement dated February 13, 2001, between
             IHD and Beijing Longenge Culture Promotion Co., Ltd.           (7)
             (superseded by Exhibit 10.55)
10.50      Turnkey Hospital Purchase Agreement dated February 6,
             2001, between IHD and Shanghai Industrial
             Comprehensive Development Zone Co., Ltd.                       (7)
10.51      Financing Agreement dated February 13, 2001, between
             IHD and China Zhong.                                           (7)
10.52      Purchase Agreement dated April 30, 2001, between the
             Company and Wu Meng Chao Hepatobiliary Surgery Fund.           (7)
10.53      Joint Venture Agreement dated April 16, 2001, between
             the Company and Shanghai Shipbuilding Corporation              (7)
10.54      Turnkey Hospital Purchase Agreement dated August 21,
             2001, between the Company and Ciudad Medica Neveri, C.A.       (9)
10.55      Purchase Agreement dated April 16, 2001, between
             IHD and Beijing Longenge Culture Promotion Co., Ltd.           (9)
21         Subsidiaries of the Registrant                                   (9)
--------------

(1) Previously filed with the Company's Registration Statement on Form S-18, filed with the Commission on December 18, 1985.
(2)      Previously filed with Form 8-K of May 31, 1997.
(3) Previously filed on January 31, 2000, with the Company's Form 10-KSB for the fiscal year ended June 30, 1999.
(4) Previously filed on February 10, 2000, with the Company's Form 10-QSB for the quarterly period ended December 31, 1999.
(5) Previously filed on May 19, 2000, with the Company's Form 10-QSB for the quarterly period ended March 31, 2000.
(6) Previously filed on February 20, 2001, with the Company's Form 10-QSB for the quarterly period ended December 31, 2000.
(7) Previously filed on May 21, 2001, with the Company's Form 10-QSB for the quarterly period ended March 31, 2001.
(8) Perviously filed on October 13, 2000, with the Company's Form 10-KSB for the fiscal year ended June 30, 2000.
(9)      Filed as an exhibit to this Form 10-KSB.