Form 10QSB
period 2001-09-30
NEUROTECH DEVELOPMENT CORP
filed 2001-11-19
CIK 758953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

             For the quarterly period year ended September 30, 2001
                                                 ------------------

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 (No Fee Required)

       For the transition period from ______________ to _________________

                         Commission file number 0-15179

                        NEUROTECH DEVELOPMENT CORPORATION
                 (Name of small business issuer in its charter)

                     DELAWARE                               06-1100063
             -----------------------                      ---------------
             (State of incorporation                       (IRS Employer
                or organization)                        Identification No.)

     10 CEDAR SWAMP ROAD, GLEN COVE, NEW YORK,                11542
     -----------------------------------------            ---------------
     (Address of principal executive offices)               (Zip Code)

             Issuer's telephone number:                   (516) 671-2400
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

                                Yes ( X )   No (  )
                                    -----      ----

         117,556,471 shares of issuer's common stock were outstanding at November 9, 2001.

         Transitional Small Business Disclosure Format (Check One): Yes    No X
                                                                       ---   ---

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION

   PART I                                                               PAGE
                                                                        ----
     ITEM 1.   FINANCIAL STATEMENTS                                       3
     ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS             9

   PART II

     ITEM 1.   LEGAL PROCEEDINGS                                          12
     ITEM 2.   CHANGES IN SECURITIES                                      12
     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            14
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        14
     ITEM 5.   OTHER INFORMATION                                          14
     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.




                        NEUROTECH DEVELOPMENT CORPORATION
                                 AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                      September 30,            June 30,
                                                                           2001                  2001
                                                                      -------------          ------------
                                                                       (Unaudited)
                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $           -          $          -
  Accounts receivable - related parties
    less allowance for doubtful accounts - $51,083                                -                     -
                                                                      -------------          ------------
            Total current assets                                                  -                     -

INVESTMENT, less allowance for impairment - $1,320,000                            -                     -
                                                                      -------------          ------------
TOTAL ASSETS                                                          $           -          $          -
                                                                      =============          ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                              $   1,440,116          $  1,504,836
   Accounts payable - related parties                                       271,952               298,168
   Net liabilities of discontinued operations                             1,359,195             1,359,195
                                                                      -------------          ------------
            Total current liabilities                                     3,071,263             3,162,199

STOCKHOLDERS' DEFICIT
   Common stock; par value $0.01 per share;
       authorized 200,000,000 shares;
       issued 117,556,471 and 98,612,872 shares, respectively             1,175,565               986,129
   Additional paid-in capital                                            31,057,224            28,400,273
   Retained deficit                                                   ( 32,271,007)          (31,308,029)
                                                                      -------------          ------------
                                                                          ( 38,218)          ( 1,921,627)

   Accounts receivable from exercise of stock options                  ( 1,816,500)                    -
   Note receivable from sale of common stock                             ( 146,400)            ( 143,985)
   Deferred compensation                                                 ( 114,612)            ( 141,054)
   Treasury stock 1,354,829 shares, at cost                              ( 955,533)            ( 955,533)
                                                                      -------------          ------------
            Total stockholders' deficit                                ( 3,071,263)          ( 3,162,199)
                                                                      -------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $           -          $          -
                                                                      =============          ============

The Notes to Consolidated Financial Statements are an integral part of these statements.


                   NEUROTECH DEVELOPMENT CORPORATION
                            AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                     Three Months Ended
                                                        September 30,
                                                  2001               2000
                                              ------------       ------------
REVENUE                                       $          -       $          -

COSTS AND EXPENSES
     Salaries and benefits                         692,611            215,000
     Consulting services                            26,442          2,400,000
     Professional fees                             140,944             39,352
     Travel                                         54,559              6,481
     Administrative                                 47,709             63,904
     Interest                                          713                 49
                                              ------------       ------------
       Loss before income tax benefit           ( 962,978)       ( 2,724,786)

INCOME TAX BENEFIT                                       -                  -
                                              ------------       ------------
         Net loss                              ($ 962,978)       ($2,724,786)
                                              ============       ============

Basic loss per share                          ($     0.01)       ($     0.04)
                                              ============       ============
Weighted average number of
     common shares outstanding                 116,201,642         66,339,869
                                              ============       ============

The Notes to Consolidated Financial Statements are an integral part of these statements.


                   NEUROTECH DEVELOPMENT CORPORATION
                            AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                                  Three Months Ended
                                                                     September 30,
                                                                 2001              2000
                                                              -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    ($ 962,978)      ($2,724,786)

  Adjustments to reconcile net loss to
     net cash used in operating activities

     Amortization of deferred consulting fees                      26,442         2,400,000
     Stock issued for services                                  1,027,472                 -
     Changes in assets and liabilities
        Accounts receivable - related party                             -             8,685
        Accounts payable and accrued expenses                   ( 64,720)           275,282
        Accounts payable - related party                        ( 26,216)            27,880
                                                              -----------      ------------
          Net cash used in operating activities                         -         ( 12,939)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                               -            10,000
                                                              -----------      ------------
          Net cash provided by financing activities                     -            10,000
                                                              -----------      ------------
          Net decrease in cash                                          -          ( 2,939)

CASH, BEGINNING                                                         -             2,939
                                                              -----------      ------------
CASH, ENDING                                                  $         -      $          -
                                                              ===========      ============
Notes to Consolidated Financial Statements
  are an integral part of these statements.


                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.


NOTE 2.   ORGANIZATION AND NATURE OF OPERATIONS

     The accompanying  consolidated  financial  statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a shareholders' deficit of ($3,071,263) and working capital deficit of ($3,017,263) at September 30, 2001. In addition, the Company has no assets. Effective October 17, 1998, the Company discontinued all of its previous operations. The Company's subsidiary, Global, has defaulted on its obligations and Global's secured creditors have take substantially all of Global's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

     In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. Management believes that actions presently being taken to acquire an existing business and to develop a new line of business constructing prefabricated hospitals in third world countries provide the Company the opportunity to continue as a going concern. However, there can be no assurance that the planned acquisitions or new line of business will be successful.

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

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.   DISCONTINUED OPERATIONS - continued

     Net liabilities of discontinued operations consist of the following:

        Notes payable                                        ($  385,747)
        Accounts payable and accrued expenses                (   973,448)
                                                             ------------

          Net liabilities of discontinued operations         ($1,359,195)
                                                              ==========

NOTE 4.   INVESTMENTS

     During the year ended June 30, 2000, the Company acquired a 12.6% ownership interest in American International Medical Resources, Inc. (AIM) for $1,320,000. AIM then made a deposit of $1,250,000 toward the acquisition of Residential Healthcare, Inc. To date, the Company has been unable to complete the planned transaction and its investment in AIM has been fully impaired. Should the transaction ultimately be consummated, management believes that the full amount of the investment in AIM before the impairment provision will be applied to the acquisition as originally anticipated.

     In March 2001, the Company finalized the documentation of a joint venture with China Chen South America Construction Contracting Co. (CCS). The joint venture, called International Humanitarian Development Ltd. (IHD), was formed in Hong Kong. CCS is obligated to contribute cash, construction, finance, engineering and project management to IHD for a 50% ownership interest. The Company is obligated to contribute cash and assign its rights in various letters of understanding to IHD for a 50% ownership interest. To date, the Company has not made its cash contribution to IHD and, as of September 30, 2001, the joint venture has had no operations.

     In April 2001, the Company entered into an agreement with Shanghai Shipbuilding for the formation of a joint venture. The new joint venture will be incorporated in Hong Kong and will be equally owned by each party. The purpose of the joint venture will be to market, design, build and equip marine craft with health care applications. At September 30, 2001, the proposed joint venture has had no operations.

NOTE 5.   CONTINGENCIES

     DVI Business Credit Corp., and DVI Financial Services, Inc. have filed claims against the Company for alleged breaches of guarantee agreements relating to two promissory notes made by Global and guaranteed by the Company. DVI Business Credit Corp. has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global. The Court found that the promissory note is valid and enforceable. However, the amount owed is still in dispute. DVI has not provided to the Company an acceptable accounting for the collateral. The Company contends that the collateral

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5.   CONTINGENCIES - continued

     assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company be completely unsuccessful, the ultimate exposure could range up to approximately $516,760 plus attorney's fees. At this point, it is uncertain as to the ultimate resolution of this matter and it is uncertain as to the amount, if any, that will finally be recovered by the Plaintiffs. The Company believes that it has adequately accrued its future obligations and that the ultimate resolution of this matter will not have a material effect on its financial position.


NOTE 6.   STOCK OPTIONS

     In August 2001, the Company granted 5,700,000 options to purchase common stock of the Company at an exercise price of $.10 per share. The options are exercisable for five years from the date of issuance. The market value of the Company's common stock exceeded the exercise price on the grant date and $342,000 was recorded as compensation expense.

     Also in August 2001, 13,300,000 options were exercised and 3,650,000 common shares related to a previously expired option were issued. The proceeds resulting from the exercise of the options and the stock issuance of $1,816,500 have not been paid to the Company as of September 30, 2001. Accordingly, that amount has been recorded as a receivable from stockholders and reported as an offset against stockholders' equity. A reconciliation of stock options outstanding as of September 30, 2001 is as follows:

                                                               Shares
                                                                (000)
                                                               ------
         Outstanding, July 1, 2001                              7,800
              Granted                                           5,700
              Exercised                                        13,300
              Forfeited                                             -
                                                               ------

         Outstanding, September 30, 2001                          200
                                                               ======


NOTE 7.   STOCKHOLDERS' EQUITY

     In August and September 2001, the Company issued 18,943,599 shares of common stock upon exercise of options and for services rendered. All issuances of common stock were valued at the market price on the date of issuance or at the option price of the options granted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results Of Operations And Plan Of Operation

Liquidity and Capital Resources
-------------------------------

At September 30, 2001, the Company had $-0- in cash. The Company has incurred significant losses since inception resulting in a shareholders' deficit and working capital deficit of $3,071,263 at September 30, 2001.

While the Company continues to develop its business ventures, the Company will likely continue to incur substantial operating losses for some period subsequent to September 30, 2001.

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

Result of Operations
--------------------

The Company had no revenues for the quarter ended September 30, 2001 nor for the years ended June 30, 2001, and 2000.

The Company had losses for the quarterly periods ended September 30, 2001, and 2000, of $962,978 and $2,724,786 , respectively. The losses resulted primarily from expenses incurred in the design and development of a rapid deployment healthcare system.

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

Financial Advisory Agreement
----------------------------

On December 5, 2000, the Company entered into a two-year financial advisory agreement with Security Capital Trading, Inc. ("Security Capital"). Under the terms of the agreement, Security Capital will provide consulting advice as an investment banker to the Company. The agreement contemplates that Security Capital will independently review financial and similar matters relating to Neurotech's business, which includes its overseas contracts in China and Indonesia, its planned acquisitions, financial instruments, current investments, and management. Pursuant to its review and findings, Security Capital has prepared a report for the Neurotech Board of Directors, as well as assist Neurotech in preparing a strategic plan addressing its financing, management and acquisition program needs. The Company has issued 1,025,641 shares of the Company's common stock to Security Capital for its services. In addition, the Company has issued 102,564 shares of the Company's common stock to a third party in consideration for introducing the two parties.

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

IHD has entered into agreements with Beijing Longenge Culture Promotion Ltd. to construct a school; with Shanghai Industrial Comprehensive Development Zone Co., Ltd. to construct a geriatric facility and hospital; with Guangzhou Eastern Red Cross Hospital to build an acute care 200-bed hospital; with CCS to build a "Rail Hospital," a tertiary regional type of facility which includes specially fitted rail cars for the transportation of patients and supplies; with the Shanghai Civil Affairs Bureau to build a senior care facility and to remove and relocate structures on the site; with China Huanqiu Chemical Engineering Corp. to build a research center in Beijing; with WaigaoQiao Service Center of Medical Treatment and Hygiene to construct an acute care modular facility; with Beijing Hua Shi Tong on behalf of the Jishou University for the expansion construction of such university and with Beijing Lu Long Tai for the construction of an environmental research center. All of these projects are subject to the payment of deposits, preparation of final budgets, plans and documents, and obtaining financing and governmental approvals. There is no assurance that any or all of these items can be accomplished or obtained or that IHD or Neurotech will realize any revenue or income from these proposed projects.

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

Hospital Ships
--------------

The Company has entered into a joint venture agreement with Shanghai Shipbuilding Corporation for the formation of a joint venture which will be organized in Hong Kong and has been formed for the purpose of marketing, designing, building and equiping marine craft with health care applications, such as hospital ships and marine clinics. The Company believes that the combined efficiency of Neurotech's hospital operating system and Shanghai Shipbuilding's competitive construction costs should allow the venture to be among the lowest cost providers of quality hospital ships in its target markets.

The Company has entered into a letter of understanding to build and equip a hospital ship for the Wu Meng Chao Hepatabiliary Surgery Fund, which is affiliated with one of China's leading hospitals for treatment of liver disorders and cancer. This ship, which is to be deployed in China, is intended to be over 300 ft. long and to house 104 patients, with the capacity to clinically serve almost 1,000 patients per day. With an anticipated seagoing cruising speed of 17 knots, this ship could service many of China's coastal locations. This vessel, priced at approximately $67,000,000 USD, will take approximately 2 1/2 years to complete. It continues to be cooperatively designed by Shanghai Shipbuilding Corporation, one of China's leading shipbuilders, and Neurotech. It is anticipated that this ship will be completely built and fitted out at Shanghai Shipbuilding's facility.

Neurotech is currently negotiating with an international relief agency for the deployment of a series of these vessels in Africa, but there can be no assurance that such negotiations will be successful.

Venezuela Agreement
-------------------
On August 21, 2001, the Company entered into an agreement to build 19 turnkey acute care hospitals in Venezuela with Ciudad Medica Neveri. These hospitals will be based upon the standard configuration of the Company's existing products and will be adapted to the local morbidity requirements of each area. The contract requires a working deposit of $60,000,000. Ciudad Medica Neveri is a private company, which the Company believes is duly licensed to own and operate hospitals in Venezuela. The first two hospitals are scheduled to be built in Barcelona and Merida. There is no assurance that the deposit will be received or that construction will be commenced.

Subsequent Events

On November 10, 2001, the Company entered into a joint cooperation agreement to develop and construct a new nursing school in the City of Tongxiang in Zhejiang Province, China. The projected budget for the facility is $15,000,000 USD. Neurotech is responsible for project application to the World Council of Peoples for the United Nations to finance the project. This project is subject to the payment of a deposit, preparation of final budgets, plans and documents, and obtaining financing and governmental approvals. There is no assurance that this project will be started or completed or that the Company will realize any revenue or income from this project.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         No new material legal proceedings were commenced and no material developments occurred in existing legal proceedings during the Company's fiscal quarter ended September 30, 2001. For information on the Company's other ongoing reportable litigation, please refer to the Company's 10-KSB for the fiscal year ended June 30, 2001.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)      None.

(b)      None.

(c) On August 15, 2001, the Neurotech Board of Directors authorized certain bonus compensation to the following persons for services rendered to the Company in the form of options to purchase shares of the Common Stock of the Company in the amounts listed below, each option to be exercisable for a period of five years from the date of issuance at an exercise price of $.10 per share. The closing price for Neurotech Common Stock on the date of this grant was $.16 per share.

                                              Number of Shares of Common Stock
            Name of Issuee                   Purchasable by Exercise of Options
            --------------                   ----------------------------------
            Mr. Bernard Artz                              1,500,000
            Mr. Lawrence Artz                             1,500,000
            Cyberian Enterprises Ltd.                     1,500,000
            Mr. Leonard Markman                             750,000
            Mr. Donald H. Rizzuto                           250,000
            Mrs. Marie Rizzuto                               50,000
            Mrs. Soraya Zapata                              150,000

         On August 15, 2001, the Company issued, pursuant to privately negotiated transactions in reliance on Section 4(2) of the Securities Act of 1933, common stock to certain entities and individuals described in the following five paragraphs:

             An investor was issued 333,330 shares of the Common Stock of the Company as reimbursement of payment of expenses of the Company of $25,000 at $.075 per share.

             An investor was issued 366,941 shares of the Common Stock of the Company as reimbursement of payment of expenses of the Company of $55,041 at $.15 per share.

             An investor was issued 40,000 shares of the Common Stock of the Company for an investment of $10,000 at $.25 per share.

             An investor was issued 13,328 shares of the Common Stock of the Company as reimbursement of payment of expenses of the Company of $3,332 at $.25 per share.

             A web site service provider was issued 40,000 shares of the Common Stock of the Company as compensation for services rendered in the amount of $24,514.

         On August 17, 2001, the following entities and individuals exercised their outstanding stock options and received shares of the Company's Common Stock in the following amounts:

             Name                                      Number of Shares
             ----                                      ----------------
             Wellington Capital Corporation              3,600,000
             Mr. Bernard Artz                            3,950,000
             Steven A. Massey                            2,450,000
             Cyberian Enterprises Ltd.                   1,500,000
             Leonard Markman                             1,000,000
             Lawrence Artz                               3,950,000
             Soraya Zapata                                 150,000
             Donald H. Rizzuto                             250,000
             Marie Rizzuto                                  50,000

         On August 23, 2001, the Company issued, pursuant to privately negotiated transactions in reliance on Section 4(2) of the Securities Act of 1933, Common Stock to certain individuals described in the following three paragraphs:

             A consultant was issued 500,000 shares of Neurotech Common Stock in lieu of monetary compensation for his retainer of $50,000 at $.10 per share.

             A legal services provider was issued 200,000 shares of Neurotech Common Stock in lieu of monetary compensation for legal services rendered in connection with the Company's Venezuelan project in the amount of $20,000.

             A marketing services provider was issued 200,000 shares of Neurotech Common Stock in lieu of monetary compensation of $20,000 for marketing services rendered.

         On August 27, 2001, Wellington Capital Corporation was issued 50,000 shares of the Company's Common Stock pursuant to such entity's exercising of stock options previously outstanding.

         On September 24, 2001, the Company issued, pursuant to privately negotiated transactions in reliance on Section 4(2) of the Securities Act of 1933, common stock to certain individuals described in the following three paragraphs:

             A service provider was issued 200,000 shares of the Company's Common Stock in lieu of monetary compensation of $20,000 for U.N. representation services.

             An individual was issued 50,000 shares of the Company's Common Stock in lieu of monetary compensation of $5,000 for international construction planning services.

             An individual was issued 50,000 shares of the Company's Common Stock in lieu of monetary compensation of $5,000 for technical manufacturing advice services.

(d)      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         See Part I, Item 2 - "Subsequent Events."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.  Exhibits

Exhibit Number                       Name of Exhibit
--------------                       ---------------

Exhibit 10.1 Documentation of Coorperative [sic] Intentions, dated November 10, 2001, between Tongxiang Hygiene School and the Company (File herewith)

b.  Reports on Form 8-K
    None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of November, 2001.


                        NEUROTECH DEVELOPMENT CORPORATION


                        By:  /S/  Bernard Artz
                        -------------------------------------------------------
                           Bernard Artz, Chairman and Chief Financial Officer

Table of Exhibits


Exhibit Number                       Name of Exhibit
--------------                       ---------------

Exhibit 10.1 Documentation of Coorperative [sic] Intentions, dated November 10, 2001, between Tongxiang Hygiene School and the Company (Filed herewith)