Form 10QSB
period 2001-12-31
NEUROTECH DEVELOPMENT CORP
filed 2002-02-12
CIK 758953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

              For the quarterly period year ended December 31, 2001
                                                  -----------------

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934  (No Fee Required)

       For the transition period from ______________ to _________________

                         Commission file number 0-15179

                        NEUROTECH DEVELOPMENT CORPORATION
                 (Name of small business issuer in its charter)

          DELAWARE                                         06-1100063
 -------------------------                               ---------------
 (State of incorporation                                  (IRS Employer
   or organization)                                    Identification No.)

 10 CEDAR SWAMP ROAD, GLEN COVE, NEW YORK,                    11542
 -----------------------------------------              ------------------
 (Address of principal executive offices)                   (Zip Code)

      Issuer's telephone number:                          (516) 671-2400
                                                          --------------

                                       N/A
 ------------------------------------------------------------------------------
               (former name, former address and former fiscal year
                         if changed since last report)

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

         117,556,471 shares of issuer's common stock were outstanding at February 8, 2002.

         Transitional Small Business Disclosure Format (Check One): Yes    No X
                                                                       ---   ---

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION

   PART I                                                               PAGE
                                                                        ----
     ITEM 1.   FINANCIAL STATEMENTS                                       3
     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION                                      10

   PART II

     ITEM 1.   LEGAL PROCEEDINGS                                         14
     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                 14
     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                           14
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14
     ITEM 5.   OTHER INFORMATION                                         14
     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        NEUROTECH DEVELOPMENT CORPORATION
                                 AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31,           June 30,
                                                                             2001                 2001
                                                                       ---------------       ---------------
                                                                         (Unaudited)
                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                           $         203         $           -
     Accounts receivable - related parties
         less allowance for doubtful accounts - $51,083                              -                     -
                                                                       ---------------       ---------------
            Total current assets                                                   203                     -

INVESTMENT, less allowance for impairment - $1,320,000                               -                     -
                                                                       ---------------       ---------------
TOTAL ASSETS                                                             $         203         $           -
                                                                       ===============       ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                               $   1,810,542         $   1,504,836
     Accounts payable - related parties                                        322,336               298,168
     Net liabilities of discontinued operations                              1,359,195             1,359,195
                                                                       ---------------       ---------------

            Total current liabilities                                        3,492,073             3,162,199

STOCKHOLDERS' DEFICIT
     Common stock; par value $0.01 per share;
         authorized 200,000,000 shares;
         issued 117,556,471 and 98,612,872 shares, respectively              1,175,565               986,129
     Additional paid-in capital                                             31,057,224            28,400,273
     Retained deficit                                                      (32,715,641)          (31,308,029)
                                                                       ---------------       ---------------

                                                                              (482,852)           (1,921,627)

     Accounts receivable from exercise of stock options                     (1,816,500)                    -
     Note receivable from sale of common stock                                (148,815)             (143,985)
     Deferred compensation                                                     (88,170)             (141,054)
     Treasury stock 1,354,829 shares, at cost                                 (955,533)             (955,533)
                                                                       ---------------       ---------------
            Total stockholders' deficit                                     (3,491,870)           (3,162,199)
                                                                       ---------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $         203         $           -
                                                                       ===============       ===============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                         Six Months Ended
                                                        December 31,                              December 31,
                                                  2001                2000                  2001                2000
                                            -----------------   ------------------    ------------------  ------------------
REVENUE                                          $         -         $          -          $          -        $          -

COSTS AND EXPENSES
     Salaries and benefits                           323,540              665,014             1,015,951             880,014
     Consulting services                              26,442            2,737,225                52,884           5,137,225
     Professional fees                                48,923              123,474               189,867             162,826
     Travel                                           10,728               59,383                65,287              65,864
     Administrative                                   35,201               81,329                82,910             145,233
     Interest                                              -                    -                   713                  49
                                            -----------------   ------------------    ------------------  ------------------

         Loss before income tax benefit            ( 444,834)         ( 3,666,425)          ( 1,407,612)        ( 6,391,211)

INCOME TAX BENEFIT                                         -                    -                     -                   -
                                            -----------------   ------------------    ------------------  ------------------

         Net loss                                 ($ 444,834)        ($ 3,666,425)         ($ 1,407,612)       ($ 6,391,211)
                                            =================   ==================    ==================  ==================

Basic loss per share                                ($  0.00)            ($  0.05)             ($  0.01)           ($  0.10)
                                            =================   ==================    ==================  ==================

Weighted average number of
     common shares outstanding                   116,201,642           69,535,782           111,183,099          67,260,411
                                            =================   ==================    ==================  ==================

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                  December 31,
                                                                           2001                  2000
                                                                      --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          ($ 1,407,612)         ($ 6,391,211)

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities

        Amortization of deferred consulting fees                             52,884             4,817,600
        Stock issued for services                                         1,025,057             1,183,448
        Changes in assets and liabilities
           Accounts receivable - related party                                    -                 7,000
           Accounts payable and accrued expenses                            305,706               235,917
           Accounts payable - related party                                  24,168               123,592
                                                                      --------------        --------------
              Net cash provided by
                 (used in) operating activities                                 203              ( 23,654)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                         -                20,715
                                                                      --------------        --------------
                 Net cash provided by financing activities                        -                20,715
                                                                      --------------        --------------
                 Net increase (decrease) in cash                                203               ( 2,939)

CASH, BEGINNING                                                                   -                 2,939
                                                                      --------------        --------------

CASH, ENDING                                                                  $ 203                   $ -
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

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.

NOTE 2.   ORGANIZATION AND NATURE OF OPERATIONS

     The accompanying  consolidated  financial  statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a shareholders' deficit of ($3,491,870) and working capital deficit of
     ($3,491,870)   at  December  31,  2001.   In  addition,   the  Company  has
     substantially no assets. Effective October 17, 1998, the Company discontinued all of its previous operations. The Company's subsidiary, Global, has defaulted on its obligations and Global's secured creditors have take substantially all of Global's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

     Net liabilities of discontinued operations consist of the following:

         Notes payable                                            ($  385,747)
         Accounts payable and accrued expenses                    (   973,448)

              Net liabilities of discontinued operations          ($1,359,195)


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

     In March 2001, the Company finalized the documentation of a joint venture with China Chen South America Construction Contracting Co. (CCS). The joint venture, called International Humanitarian Development Ltd. (IHD), was formed in Hong Kong. CCS is obligated to contribute cash, construction, finance, engineering and project management to IHD for a 50% ownership interest. The Company is obligated to contribute cash and assign its rights in various letters of understanding to IHD for a 50% ownership interest. Neither company made its required cash contribution to IHD and all CCS representatives have resigned from the venture. As of December 31, 2001, the venture has had no operations.

     In April 2001, the Company entered into an agreement with Shanghai Shipbuilding for the formation of a joint venture. The new joint venture will be incorporated in Hong Kong and will be equally owned by each party. The purpose of the joint venture will be to market, design, build and equip marine craft with health care applications. At December 31, 2001, the proposed joint venture has had no operations.


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

     Also in August 2001, 13,300,000 options were exercised and 3,650,000 common shares related to a previously expired option were issued. The proceeds resulting from the exercise of the options and the stock issuance of
     $1,816,500 have not been paid to the Company as of December 31, 2001. Accordingly, that amount has been recorded as a receivable from stockholders and reported as an offset against stockholders' equity. A reconciliation of stock options outstanding as of December 31, 2001 is as follows:

                                                              Shares
                                                               (000)

         Outstanding, July 1, 2001                             7,800
              Granted                                          5,700
              Exercised                                       13,300
              Forfeited                                            -

         Outstanding, December 31, 2001                          200


NOTE 7.   STOCKHOLDERS' EQUITY

     In August and September 2001, the Company issued 18,943,599 shares of common stock upon exercise of options and for services rendered. All issuances of common stock were valued at the market price on the date of issuance or at the option price of the options granted.

NOTE 8.   SUBSEQUENT EVENTS

     In January 2002, Neurotech received an initial deposit of RMB 9,000,000 (USD $1.1 million) from Shanghai Dadian Biological Technology Development Co. Ltd. (Shanghai Dadian) for the construction of Ren De Convalescent Hospital. Also, in January 2002, Neurotech entered into a subcontracting agreement with Shanghai Guangsha (Group) Co. Ltd. (Shanghai Guangsha) for the first phase of the construction. The deposit received by Neurotech from Shanghai Dadian has been paid to Shanghai Guangsha as a deposit on the first phase of construction.

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

Results Of Operations And Plan Of Operation

 Liquidity and Capital Resources
 -------------------------------

At December 31, 2001, the Company had $203 in cash. The Company has incurred significant losses since inception resulting in a shareholders' deficit and working capital deficit of $3,491,870 at December 31, 2001.

While the Company continues to develop its business ventures, the Company will likely continue to incur substantial operating losses for some period subsequent to December 31, 2001.

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

 Result of Operations
 --------------------

The Company had no revenues for the quarter or six months ended December 31, 2001 nor for the years ended June 30, 2001, and 2000.

The Company had losses for the six months ended December 31, 2001, and 2000 of $1,407,612 and $6,391,211, respectively. The Company had losses for the quarterly periods ended December 31, 2001, and 2000, of $444,834 and $3,666,425, respectively. The losses resulted primarily from expenses incurred in the design and development of a rapid deployment healthcare system.

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

 Letters of Understanding for Construction in China and Indonesia
 ----------------------------------------------------------------

Neurotech has letters of understanding with Indonesian and Chinese companies or authorities to implement its health care system and provide modular hospitals. These letters of understanding are generally contingent upon a complete feasibility study, payment of a deposit, final documentation and financing. In Indonesia, the Company has executed two such letters of understanding with Techni-Lube Singapore PTE, Ltd. for three tertiary hospitals in Jakarta and one in Bandung. In China, Neurotech has letters of understanding with the Hongyan Economic Industry & Trade Co., Ltd., the Xian Municipal Government, the Zhen Jiang Province Riyueming Economic and Trade Co., Ltd., the People's Government of Jiading, Shanghai, The People's No.4 People's Hospital in Tai-Zing City, Ren'ai Tumours Therapeutic Centre, the Jiangsu Development Authority, the Shanghai Dadian Biological Technology Development Co., Ltd., and the Zhongshan Hospital affiliated to Medical Center of Fudan University for various types of facilities and services. Bank guarantees provided from an Indonesian customer described above have expired and have been rescheduled to mature in December, 2002. There is no assurance that these instruments will be honored at maturity for various reasons, including the current political and economic crisis in Indonesia. There can be no assurance that any of these projects will prove to be feasible or, if so, that they will be completed.

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

 Doctors4Doctors Activities
 --------------------------

Doctors4Doctors.net, Neurotech's physician services website for licensed physicians only, has opened its web site for registration and is piloting services in beta form at this time. Work has begun on Chinese language architecture for its website, and the Company is attempting to position itself with a strategic partner to act as a value added reseller. China, which has approximately 3 million licensed physicians, is seen as the largest new market for these services. China has numerous medical websites, many of which are operating profitably. D4D's telemedicine and continuing education are seen as the largest potential usage items in this marketplace. The Company plans to position all of its new healthcare facilities as institutional members of Doctors4Doctors, and is in the process of trying to create institutional membership software that potentially could be used by healthcare institutions around the world.

 Resignation of CCS from IHD Joint Venture
 -----------------------------------------

On October 30, 2001, China Chen South America Construction Contracting Co. ("CCS") resigned its ownership interest in the International Humanitarian Development Ltd. ("IHD") joint venture with the Company. IHD was to be capitalized with registered capital of HDK$1,150,000, with shares to be issued equally to Neurotech and CCS. Neurotech was obligated to contribute cash and assign its rights in certain contracts to IHD. These contracts related to the construction of modular and tertiary hospitals in Indonesia and China. CCS was obligated to contribute cash and construction, finance, engineering and project management to IHD. Neither party deposited their required equity contributions. All CCS representatives have resigned from the venture.

IHD has entered into agreements with Beijing Longenge Culture Promotion Ltd. to construct a school; with Shanghai Industrial Comprehensive Development Zone Co., Ltd. to construct a geriatric facility and hospital; with Guangzhou Eastern Red Cross Hospital to build an acute care 200-bed hospital; with the Shanghai Civil Affairs Bureau to build a senior care facility and to remove and relocate structures on the site; with China Huanqiu Chemical Engineering Corp. to build a research center in Beijing; with WaigaoQiao Service Center of Medical Treatment and Hygiene to construct an acute care modular facility; with Beijing Hua Shi Tong on behalf of the Jishou University for the expansion construction of such university and with Beijing Lu Long Tai for the construction of an environmental research center. All of these projects are subject to the payment of deposits, preparation of final budgets, plans and documents, and obtaining financing and governmental approvals. There is no assurance that any or all of these items can be accomplished or obtained or that Neurotech will realize any revenue or income from these proposed projects.

It is anticipated that CCS will not acquire the "Rail Hospital" as disclosed in previous filings.

IHD returned financial instruments issued from WaigaoQiao Service Center of Medical Treatment and Hygiene for a deposit on the construction of an acute-care modular facility in the face amount of USD $3,750,000, due to the lack of availability of acceptable financing for this facility. There is no assurance that an acceptable substitute for this deposit or financing for this facility will be obtained.

 China's Accession Into WTO
 --------------------------

Management believes that China's accession into the World Trade Organization
(WTO) will increase the chances of governmental approval of Neurotech's projects and will encourage new sources of capital to enter the Chinese market.

 Hospital Ships
 --------------

The Company has entered into an agreement with Shanghai Shipbuilding Corporation for the purpose of marketing, designing, building and equiping marine craft with health care applications, such as hospital ships and marine clinics. The Company believes that the combined efficiency of Neurotech's hospital operating system and Shanghai Shipbuilding's competitive construction costs should allow the venture to be among the lowest cost providers of quality hospital ships in its target markets.

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

Neurotech continues to negotiate with an international relief agency for the deployment of a series of these vessels in Africa, but there can be no assurance that such negotiations will be successful.

 Venezuela Agreement
 -------------------

On August 21, 2001, the Company entered into an agreement to build 19 turnkey acute care hospitals in Venezuela with Ciudad Medica Neveri. These hospitals will be based upon the standard configuration of the Company's existing products and will be adapted to the local morbidity requirements of each area. The contract requires a working deposit of $60,000,000. Ciudad Medica Neveri is a private company, which the Company believes is duly licensed to own and operate hospitals in Venezuela. The first two hospitals are scheduled to be built in Barcelona and Merida. There is no assurance that the deposit will be received or that construction will be commenced. This uncertainty is highlighted by the financial and political crisis in Argentina. This crisis has impacted the local currency and economy and the availability of financing for this project. The customer continues to attempt to arrange funds for this project.

Subsequent Events

 Neurotech Development Corporation Appoints BDO International to Incorporate a
 -----------------------------------------------------------------------------
 Wholly Owned Subsidiary in China and to act as Accountants and Auditors for
 ---------------------------------------------------------------------------
 such Subsidiary
 ---------------

Neurotech Development Corporation formally entered into an agreement with BDO Shanghai Zhonghua on January 18, 2002, whereby BDO agreed to form a corporation to be known as Neurotech Shanghai Co. Ltd. in the Free Trade Zone of Shanghai. BDO has filed documents to form this corporation. The parties are awaiting licensing by the Shanghai authorities. BDO will perform all accounting, audit, and bookkeeping services on behalf of Neurotech Shanghai Co. Ltd.. These services include remittances and collections, filing of taxes, and quarterly reports in accordance with SEC and GAAP requirements.

 Officers And Directors to Be Appointed to Neurotech Shanghai Co. Ltd.
 ---------------------------------------------------------------------

Officers and directors named in the licensing application for Neurotech Shanghai Co. Ltd., are Lawrence Artz, Chairman, Cong Chen, Vice President, Dr. Donald Rizzuto, Director, BenjaminWang, Vice President, Chen Rui Han, Director. BDO Shanghai Zhonghua will act as company Secretary.

 Installment Deposit Arrangement for Shanghai Dadian Biological Technology Co.
 -----------------------------------------------------------------------------
 Ltd.
 ----

As a deposit for the construction of the Ren De Convalescent Hospital, Shanghai Dadian Biological Technology Development Co. Ltd. ("Shanghai Dadian") issued a series of checks on January 11, 2002. The initial check was issued to Neurotech in the amount of RMB 9,000,000 (USD 1.1 Million), and other post-dated checks are being held by BDO International in the amount of RMB 36,000,000 (USD 4.4 Million) which will be deposited into the account of Neurotech Shanghai Co. Ltd. when such corporation is licensed. The post-dated checks are dated February 15, 2002 (to be deposited February 20, 2002) for RMB 9,000,000, March 15, 2002 RMB 9,000,000 (USD 1.1 Million) and April 15, 2002 for RMB 18,000,000 (USD 2.2
Million).

 Neurotech Enters into Subcontracting Agreement with Shanghai Guangsha (Group)
 -----------------------------------------------------------------------------
 Co. Ltd.
 --------

On January 21, 2002 Neurotech entered into agreement with Shanghai Guangsha (Group) Co. Ltd. for the first phase of the construction of Ren De Convalescent Hospital. Shanghai Guangsha is a well known construction firm with expertise in the construction of hospitals and residential real estate. This phase consists of civil engineering and site work, and it is anticipated to be completed at a cost of RMB 40,500,000. A deposit in the amount of RMB 9,000,000 has been paid to Shanghai Guangsha (Group) Co. Ltd. by Neurotech. This money was derived from the first check issued by Shanghai Dadian to Neurotech, as described above. A certificate of completion must be issued by Neurotech in order to approve final payments.

 Neurotech enters into Administrative Agreement to build Geriatric Community in
 ------------------------------------------------------------------------------
 Shanghai Area
 -------------

On December 17, 2001, Neurotech entered into an agreement with a consortium represented by their appointed group leader to plan and administrate construction of an integrated geriatric community, which is initially expected to consist of approximately 50,000 homes, an acute care hospital, a skilled nursing facility, a primary school, a middle school, a high school, and commercial and recreational centers. Neurotech will assist in developing a comprehensive operating plan for the community. There can be no assurance that any deposit or other funds will be received for this project or that this project will be commenced or be completed.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         No new material legal proceedings were commenced and no material developments occurred in existing legal proceedings during the Company's fiscal quarter ended December 31, 2001. For information on the Company's other ongoing reportable litigation, please refer to the Company's 10-KSB for the fiscal year ended June 30, 2001.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      None.

         (b)      None.

         (c)      None.

         (d)      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         See Part I, Item 2 - "Subsequent Events."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 10.1 Subcontracting Agreement dated January 21, 2002, between the Company and Shanghai Guangsha (Group) Co. Ltd.

         Exhibit 10.2 Administrative Agreement and Memorandum of Understanding dated December 17, 2001, between the Company and *********

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of February, 2002.


                        NEUROTECH DEVELOPMENT CORPORATION


                        By: /s/ Bernard Artz
                        ---------------------------------
                        Bernard Artz, Chairman and Chief Financial Officer

Table of Exhibits


 Exhibit Number                       Name of Exhibit
 --------------                       ---------------

 Exhibit 10.1 Subcontracting Agreement dated January 21, 2002, between the Company and Shanghai Guangsha (Group) Co. Ltd.

 Exhibit 10.2 Administrative Agreement and Memorandum of Understanding dated December 17, 2001, between the Company and *********