Form 10QSB
period 2002-03-31
NEUROTECH DEVELOPMENT CORP
filed 2002-05-20
CIK 758953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (Fee Required)

               For the quarterly period year ended March 31, 2002

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
                                                         --------------


                                       N/A
               (former name, former address and former fiscal year
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes ( X ) No ( )

126,708,136 shares of issuer's common stock were outstanding at May 16, 2002.

Transitional Small Business Disclosure Format (Check One):    Yes     No X

                             TABLE OF CONTENTS

                          ITEM NUMBER AND CAPTION

PART I                                                               PAGE
                                                                     ----
  ITEM 1. FINANCIAL STATEMENTS                                         3

          Consolidated Financial Statements:
          Balance sheets as of March 31, 2002 and June 30, 2001        3
          Statements of operations for the three and nine months
            ended March 31, 2002 and 2001                              4
          Statements of cash flows for the nine months ended
            March 31, 2002 and 2001                                    5
          Notes to consolidated financial statements                   6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION                                      10

PART II

  ITEM 1.   LEGAL PROCEEDINGS                                         14
  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                 14
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                           14
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14
  ITEM 5.   OTHER INFORMATION                                         14
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           March 31, 2002       June 30, 2001
                                                            (Unaudited)           (Audited)
                                                           --------------       -------------
Assets
Current assets:
   Cash                                                    $          197       $           -
   Accounts receivable - related parties less
     allowance for doubtful accounts of $51,083                         -                   -
   Work-in-process                                                300,000                   -
                                                           --------------       -------------
        Total current assets                                      300,197                   -
Investment, less allowance for impairments
   of $1,320,000                                                        -                   -
                                                           --------------       -------------
        Total assets                                       $      300,197       $           -
                                                           ==============       =============

Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable and accrued expenses                   $    2,104,462       $   1,504,836
   Accounts payable - related parties                           2,251,165             298,168
   Net liabilities of discontinued operations                   1,359,195           1,359,195
                                                           --------------       -------------
        Total current liabilities                               5,714,822           3,162,199

Stockholders' deficit
   Common stock; par value $0.01 per share;
     authorized 200,000,000 shares; issued
     118,858,471 and 98,612,872 shares,
     respectively                                               1,188,585             986,129
   Additional paid-in capital                                  31,248,464          28,400,273
   Retained deficit                                           (33,501,007)        (31,308,029)
                                                           --------------       -------------
                                                               (1,063,958)         (1,921,627)
   Accounts receivable from exercise of stock
     options                                                   (1,816,500)                  -
   Note receivable from sale of common stock                     (151,230)           (143,985)
   Deferred compensation                                       (1,427,404)           (141,054)
   Treasury stock 1,354,829 shares, at cost                      (955,533)           (955,533)
                                                           --------------       -------------
        Total stockholders' deficit                            (5,414,625)         (3,162,199)
                                                           --------------       -------------
        Total liabilities and stockholders' deficit        $      300,197       $           -
                                                           ==============       =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended              Nine Months Ended
                                                         March 31,                      March 31,
                                                    2002           2001            2002           2001
                                                ------------    -----------    ------------    -----------
 Project revenues                               $  3,300,000    $         -    $  3,300,000    $         -
 Cost of project revenues                          3,000,000              -       3,000,000              -
                                                ------------    -----------    ------------    -----------
      Gross profit                                   300,000              -         300,000              -
 Costs and Expenses
   Salaries and benefits                             425,211        297,093       1,441,162      1,177,107
   Consulting services                               390,766        500,342         443,650      5,637,567
   Professional fees                                  33,055         63,582         222,922        226,408
   Travel                                            135,402         54,646         200,689        120,510
   Administrative                                    100,932         22,932         183,842        168,165
   Interest                                                -             50             713             99
                                                ------------    -----------    ------------    -----------
      Total costs and expenses                    (1,085,366)      (938,645)     (2,492,978)    (7,329,856)
                                                ------------    -----------    ------------    -----------
 Loss from operations before
   income tax benefit                               (785,366)      (938,645)     (2,192,978)    (7,329,856)
 Income tax benefit                                        -              -               -             -
                                                ------------    -----------    ------------    -----------
 Net loss                                       $   (785,366)   $  (938,645)   $ (2,192,978)   $(7,329,856)
                                                ============    ===========    ============    ===========

 Basic and diluted loss per share               $      (0.01)   $     (0.01)   $      (0.02)   $     (0.10)
                                                ============    ===========    ============    ===========

 Weighted average number of common shares
   outstanding, basic and diluted                116,886,442     80,313,043     113,056,460     71,633,538
                                                ============    ===========    ============    ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Nine months ended
                                                                    March 31,
                                                              2002             2001
                                                          -----------      -----------
Cash flows from operating activities:
    Net loss                                              $(2,192,978)     $(7,329,856)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
       Amortization of deferred consulting fees               443,650        5,317,942
       Stock issued for services                            1,226,902        1,201,448
       Provision for bad debt                                       -            3,000
    Changes in assets and liabilities:
       Accounts receivable - related party                          -            7,000
       Accounts payable and accrued expenses                  599,626          582,464
       Work-in-process                                       (300,000)               -
                                                          -----------      -----------
    Net cash used in operating activities                    (222,800)        (218,002)
                                                          -----------      -----------
Cash flows from financing activities:
    Sale of common stock                                            -           20,715
    Advances from stockholder                                 222,997          194,348
                                                          -----------      -----------
    Net cash provided by financing activities                 222,997          215,063
                                                          -----------      -----------
Net decrease in cash                                              197           (2,939)
Cash, beginning                                                     -            2,939
                                                          -----------      -----------
Cash, ending                                               $      197       $        -
                                                          ===========      ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Basis of            The  accompanying   unaudited   consolidated  financial
     Presentation        statements   have  been  prepared  in  accordance  with
                         generally  accepted  accounting  principles for interim
                         financial  information  and  the  instructions  to Form
                         10-QSB.   Accordingly,   they   do  not   include   all
                         information   and   footnotes   required  by  generally
                         accepted  accounting  principles for complete financial
                         statements.   In  the   opinion  of   management,   all
                         adjustments    considered    necessary   for   a   fair
                         presentation have been included.  Operating results for
                         the three and nine month  periods  ended March 31, 2002
                         are not  necessarily  indicative of results that may be
                         expected for the year ending June 30, 2002. For further
                         information,   refer  to  the  consolidated   financial
                         statements  and  footnotes   thereto  included  in  the
                         Company's annual report on Form 10-KSB for the year ended June 30, 2001.



2.   Organization        The accompanying consolidated financial statements have
     and Nature of       been prepared in  conformity  with  generally  accepted
     Operations          accounting principles,  which contemplates continuation
                         of the Company as a going concern. However, the Company
                         has  incurred   significant   losses  since   inception
                         resulting in a  shareholders'  deficit of  ($5,414,625)
                         and working  capital  deficit of  ($5,414,625) at March
                         31, 2002. In addition, the Company has substantially no
                         assets.   Effective   October  17,  1998,  the  Company
                         discontinued  all  of  its  previous  operations.   The
                         Company's  subsidiary,  Global,  has  defaulted  on its
                         obligations  and Global's  secured  creditors have take
                         substantially  all of Global's  assets.  These  factors
                         raise  substantial doubt about the Company's ability to
                         continue as a going concern. The accompanying financial
                         statements do not include any  adjustments  relating to
                         the   recoverability  and  classification  of  recorded
                         assets,   or  the   amounts   and   classification   of
                         liabilities that might be necessary in the event the Company cannot continue in existence.

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

3.   Construction        The company  entered  into an agreement  with  Shanghai
     in Progress         Dadian  Biological  Technology   Development  Co.  Ltd.
                         ("Shanghai  Dadian") for the construction of the Ren De
                         Convalescent   Hospital.  In  January,  2002  Neurotech
                         entered  into  an  agreement  with  Shanghai   Guangsha
                         (Group)   Co.   Ltd.   for  the  first   phase  of  the
                         construction of the hospital. Shanghai Guangsha is a well known construction firm with expertise in the construction of hospitals and residential real estate.
                         This phase consists of civil engineering and site work, and it is anticipated to be completed at a cost of $5 million. A deposit in the amount of $3.3 million has been paid to Shanghai Guangsha (Group) Co. Ltd. by
                         Neurotech. This money was derived from the funds received from Shanghai Dadian. During the three months ended March 31, 2002 the company recognized revenues of $3.3 million and incurred project costs of $3 million in connection with the first phase of the construction

                         Revenues from fixed price contracts are recognized on the percentage-of-completion method, measured primarily by the percentage of costs incurred to date to estimated total costs of each contract. This method is used because management considers expended amounts to be the best available measure of progress on these contracts.

                         Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred.

                         Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which revisions are determined. Income from final contract negotiations is included in revenues when resolved.

                         The asset "work in process" represents additional deposits paid to the construction company.


4.   Discontinued        Effective  July 1, 1998, the Company  discontinued  and
     Operations          sold its home health care business.  Effective  October
                         17, 1998, the Company discontinued and closed its hospital operations. In connection with the closing of the hospital, the Company's secured creditors assumed substantially all assets of Global, the Company's wholly-owned subsidiary.

                         Net liabilities of discontinued operations consist of the following:


                         Notes payable                          $  385,747
                         Accounts payable and accrued
                           expenses                                973,448
                                                                ----------
                         Net liabilities of discontinued
                           operations                           $1,359,195
                                                                ==========


5.   Investments         During  the year  ended  June  30,  2000,  the  Company
                         acquired  a  12.6%   ownership   interest  in  American
                         International   Medical   Resources,   Inc.  (AIM)  for
                         $1,320,000.  AIM  then  made a  deposit  of  $1,250,000
                         toward the acquisition of Residential Healthcare,  Inc.
                         To date,  the Company  has been unable to complete  the
                         planned  transaction and its investment in AIM has been
                         fully impaired.  Should the  transaction  ultimately be
                         consummated,  management  believes that the full amount
                         of  the   investment  in  AIM  before  the   impairment
                         provision  will  be  applied  to  the   acquisition  as
                         originally anticipated.

                         In March 2001, the Company finalized the documentation of a joint venture with China Chen South America Construction Contracting Co. (CCS). The joint venture, called International Humanitarian Development Ltd.
                         (IHD), was formed in Hong Kong. CCS is obligated to contribute cash, construction, finance, engineering and project management to IHD for a 50% ownership interest. The Company is obligated to contribute cash and assign its rights in various letters of understanding to IHD for a 50% ownership interest. Neither company made its required cash contribution to IHD and all CCS representatives have resigned from the venture. As of March 31, 2002, the venture has had no operations.

                         In April 2001, the Company entered into an agreement with Shanghai Shipbuilding for the formation of a joint venture. The new joint venture will be incorporated in Hong Kong and will be equally owned by each party. The purpose of the joint venture will be to market, design, build and equip marine craft with health care applications. At March 31, 2002, the proposed joint venture has had no operations.

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


7.   Stock Options       In August 2001, the Company granted  5,700,000  options
                         to purchase common stock of the Company at an exercise price of $.10 per share. The options are exercisable for five years from the date of issuance. The market value of the Company's common stock exceeded the exercise price on the grant date and $342,000 was recorded as compensation expense.

                         Also in August 2001, 13,300,000 options were exercised and 3,650,000 common shares related to a previously expired option were issued. The proceeds resulting from the exercise of the options and the stock issuance of $1,816,500 have not been paid to the Company as of March 31, 2002. Accordingly, that amount has been recorded as a receivable from stockholders and reported as an offset against stockholders' equity. A reconciliation of stock options outstanding as of March 31, 2002 is as follows.

                                                                Shares (000)
                                                                ------------
                         Outstanding, July 1, 2001                  7,800
                            Granted                                 5,700
                            Exercised                              13,300
                            Forfeited                                   -
                                                                ------------

                         Outstanding, March 31, 2002                  200
                                                                ============


8.   Stockholders'       In  August  and  September  2001,  the  Company  issued
     Equity              18,943,599  shares of common  stock  upon  exercise  of
                         options and for services rendered. In January and February 2002, the Company issued 1,302,000 shares of common stock for services. All issuances of common stock were valued at the market price on the date of issuance or at the option price of the options granted.


9.   Recently Issued     In June 2001, the Financial  Accounting Standards Board
     Accounting          issued  Statements  of Financial  Accounting  Standards
     Pronouncements      (SFAS)  141,  Business  Combinations,   and  SFAS  142,
                         Goodwill and Other Intangible Assets. SFAS 141 requires
                         business combinations  initiated after June 30, 2001 to
                         be  accounted   for  using  the   purchase   method  of
                         accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

                         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The standard is effective January 1, 2003. The company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

10.  Subsequent          (a)  In April 2002, Neurotech received a fourth payment
     Events                   from   Shanghai   Dadian   Biological   Technology
                              Development Co. Ltd. (Shanghai Dadian) of USD $2.2
                              million   for   the   construction   of   Ren   De
                              Convalescent  Hospital.  The  amount  received  by
                              Neurotech  from  Shanghai  Dadian has been paid to
                              Shanghai    Guangsha   as   a   payment   on   the
                              construction.

                         (b) Also in April 2002, the Company announced that it will move forward the date for its plan of recapitalization. The recapitalization will become effective upon acceptance of filing of a certificate of amendment to the Neurotech Development Corporation Articles of Incorporation in Delaware. As of such effectiveness, all shares of issued and outstanding common stock will cease to represent an interest in the company and will only represent a right to be exchanged to new shares of Class A and Series 1 Class B common stock of the Company. For each one and one tenth (1.1 ) share of common stock, stockholders will receive one (1) share of Class A common stock and one-tenth (1/10th) share of Series Class B common stock, which is convertible, on a one-for-one basis, into Class A common stock. The recapitalization plan also calls for the current common stock to be deregistered once the reclassification is effective and the new Class A and Series 1 Class B common stock is registered with the SEC on Form 8-A.

                         (c) In May 2002, the Company issued 1,000,000 shares and 2,500,000 of common stock, for consulting services rendered, at the market price on the date of issuance of $.10 and $.11 per share, respectively.

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

Results Of Operations And Plan Of Operation


                         Liquidity and Capital Resources
                         -------------------------------

At March 31, 2002 the company had $197 cash on hand. The company has incurred significant losses since inception resulting in a cumulative stockholders' deficit and a working capital deficit of $5,414,625 at March 30, 2002.

While the Company continues to develop its business ventures, the Company will likely continue in a deficit cash position but operating losses will decline. However, the company anticipates that this period will be rather brief as the company anticipates additional revenues from China as additional contracts begin construction.

The company has begun its first project and has shown its first income in China. The company feels that this is in line with political changes, and changes in monetary policies in China. The company is dependent upon its clients obtaining financing and/or issuing negotiable securities, guarantees or financial instruments satisfactory to the international banking community. While the company can make no assurances that additional financing will be achieved the company is confident that continuation of its project in process will bring the company into profitability.

                              Result of Operations
                              --------------------

The Company had revenues in this quarter of $3,300,000, which represents the total revenue for the nine months ended March 30, 2002. The Company had no revenues for the years ended June 30, 2001 and 2000.

The Company had losses for the 9 months ended March 31, 2002 and 2001 of $2,192,978 and $7,329,856, respectively. The company had losses for the quarterly periods ended March 31, 2002 and 2001, of $785,366 and $938,645, respectively. 10 .

Management continues to expend significant time and effort in implementing and exploring future lines of business. Because of lack of revenues, stock of the Company has been utilized where possible and practical as payment for expenses of the Company. These large amounts of stock issuances have resulted in recognized expenses.

While the Company has not produced any significant revenue from continuing operations since 1998, the Company believes it has moved forward in forming strategic relationships, developing services, and marketing the Company's proprietary healthcare system. The Company's healthcare system is intended to be a turnkey rapid deployment healthcare system for the third world using, in most cases, prefabricated building systems purchased in the United States and proprietary operational and training programs. "Turnkey rapid development healthcare system" means a complete healthcare system, including construction, operational links, software, insurance and education. Management hopes that it will develop positive cash flow in 2002, but there can be no assurance that it will do so, and, in fact, management has previously miscalculated how long it will take to develop positive cash flow. All of the Company's planned projects are major capital undertakings and require numerous approvals at many levels of government, most of which are foreign governmental entities or agencies. The Company currently believes that it should be able to meet all of its clients' material requirements, assuming its clients can arrange financing and satisfy the other provisions of the arrangements with the Company, such as obtaining all necessary government approvals. The company is in negotiation with DVI for a settlement of the obligations claimed by DVI. Such a settlement would take place over a 3 year period and may require the issuance of stock or warrants.

The Company has begun construction on one of its oldest contracts in China. This $52,000,000 project which is now underway is expected to pave the way for the implementation of other company contracts. While there is no assurance that any of the Company's other contracts will be financed, the Company is confident that completion of this contract will set forth the market example for which others will follow. The Company continues to aggressively market its proprietary healthcare system in China, Indonesia, and other parts of Asia. The company has added additional representatives in China, as well as additional staff in China and has created a series of new strategic vendor relationships to replace CCS it's previous joint venture partner. The Company has also diversified its "turnkey" methodologies and expanded in the areas of education.

The Company believes that many cities in Asia, Eastern Europe, South America, Africa, Central America and other parts of the world are potential markets for the Company's system.

The Company has created new strategic relationships to expand its markets in Eastern Europe, Philippines and India.

The Company believes that licensed physicians in many countries would find the services offered the Company's subsidiary, Doctors4Doctors.com, Inc., to be beneficial. See "Doctors4Doctors Activities" below. The Company has expanded the professional management and services of Doctors4Doctors. below


                          Financial Advisory Agreement
                          ----------------------------

On December 5, 2000, the Company entered into a two-year financial advisory agreement with Security Capital Trading, Inc. ("Security Capital"). Under the terms of the agreement, Security Capital will provide consulting advice as an investment banker to the Company. The agreement contemplates that Security Capital will independently review financial and similar matters relating to Neurotech's business, which includes its overseas contracts in China and Indonesia, its planned acquisitions, financial instruments, current investments, and management. Pursuant to its review and findings, Security Capital has prepared a report for the Neurotech Board of Directors, as well as assisted Neurotech in preparing a strategic plan addressing its financing, management and acquisition program needs. The Company has issued 1,025,641 shares of the Company's common stock to Security Capital for its services. In addition, the Company has issued 102,564 shares of the Company's common stock to a third party in consideration for introducing the two parties. Security Capital Trading, Inc. is now known as Vertical Capital Partners.


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

The Company has begun construction on one of its oldest contracts, Shanghai Dadian Biological Technology Development Co., 3,000 bed nursing home facility. The company has recognized initial revenue of $3.3 million in this period.

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

                           Doctors4Doctors Activities
                           --------------------------

The Company has named Dr. Fredrick Lane as President of Doctors4Doctors. Dr. Lane represents experienced management in physician services and continuing education. Dr. Lane is a former Dean of Students at Harvard University Medical School, and brings with him additional expertise and product concepts which are being integrated into the Doctors4Doctors medical services. Doctors4Doctors.net, Neurotech's physician services website for licensed physicians only, has opened its web site for registration and is piloting services in beta form at this time. Work has begun on Chinese language architecture for its website, and the Company is attempting to position itself with a strategic partner to act as a value added reseller. China, which has approximately 3 million licensed physicians, is seen as the largest new market for these services. China has numerous medical websites, many of which are operating profitably. D4D's telemedicine and continuing education are seen as the largest potential usage items in this marketplace. The Company plans to position all of its new healthcare facilities as institutional members of Doctors4Doctors, and is in the process of trying to create institutional membership software that potentially could be used by healthcare institutions around the world.


                           China's Accession Into WTO
                           --------------------------

Management  believes that China's  accession  into the World Trade  Organization
(WTO) will increase the chances of governmental approval of Neurotech's projects and will encourage new sources of capital to enter the Chinese market.

                                 Hospital Ships
                                 --------------

The Company has entered into an agreement with Shanghai Shipbuilding Corporation for the purpose of marketing, designing, building and equipping marine craft with health care applications, such as hospital ships and marine clinics. The Company believes that the combined efficiency of Neurotech's hospital operating system and Shanghai Shipbuilding's competitive construction costs should allow the venture to be among the lowest cost providers of quality hospital ships in its target markets.

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

The company is in the process of negotiating with additional potential users of these vessels. The cost benefit of producing these ships in China, with the deployment of Neurotechs operating system and training program, supported by Telemedicine and Doctors4Doctors services, make these ships viable for deployment in areas where healthcare is not available.

Neurotech continues to negotiate with an international relief agency for the deployment of a series of these vessels in Africa, but there can be no assurance that such negotiations will be successful.


                               Venezuela Agreement
                               -------------------

On August 21, 2001, the Company entered into an agreement to build 19 turnkey acute care hospitals in Venezuela with Ciudad Medica Neveri. These hospitals will be based upon the standard configuration of the Company's existing products and will be adapted to the local morbidity requirements of each area. The contract requires a working deposit of $60,000,000. Ciudad Medica Neveri is a private company, which the Company believes is duly licensed to own and operate hospitals in Venezuela. The first two hospitals are scheduled to be built in Barcelona and Merida. There is no assurance that the deposit will be received or that construction will be commenced. This uncertainty is highlighted by the financial and political crisis in Argentina. This crisis has impacted the local currency and economy and the availability of financing for this project. The customer continues to attempt to arrange funds for this project. Recent political and economic instability in Venezuela has delayed the initial construction of this project. However, our customer has expressed confidence in commencing soon.


Subsequent Events


         Neurotech Development Corporation Appoints BDO International As
         ---------------------------------------------------------------
                                    Auditors
                                    --------

Neurotech Development Corporation formally entered into an agreement with BDO Shanghai Zhonghua on April 12, 2002, whereby BDO Shanghai is to act as the Company's auditors. The company filed a form 8K with the Securities and Exchange Commission at that time.


         Officers And Directors Appointed to Neurotech Shanghai Co. Ltd.
         --------------------------------------------------------------

Officers and directors named in the licensing application for Neurotech Shanghai Co. Ltd., are Lawrence Artz, Chairman, Cong Chen, Vice President, Dr. Donald Rizzuto, Director, BenjaminWang, Vice President, Chen Rui Han, Director. BDO Shanghai Zhonghua will act as company Secretary.


     Installment Payments Made by Shanghai Dadian Biological Technology Co.
     ---------------------------------------------------------------------
          Ltd. for the Construction of the Ren De Convalesent Hospital
          ------------------------------------------------------------

Payments for the construction of the Ren De Convalescent Hospital, Shanghai Dadian Biological Technology Development Co. Ltd. ("Shanghai Dadian") were made via a series of checks issued on January 11, 2002. The initial check was issued to Neurotech in the amount of RMB 9,000,000 (USD 1.1 Million), and the remaining RMB 36,000,000 (USD 4.4 Million) has been received by the Company in accordance with the following schedule February 15, 2002 for RMB 9,000,000 (USD 1.1 million), March 15, 2002 RMB 9,000,000 (USD 1.1 Million) and April 15, 2002 for RMB 18,000,000 (USD 2.2 Million).

   Neurotech Continues Subcontracting Agreement with Shanghai Guangsha (Group)
   ---------------------------------------------------------------------------
                                    Co. Ltd.
                                    --------

On January 21, 2002 Neurotech entered into an agreement with Shanghai Guangsha (Group) Co. Ltd. for the first phase of the construction of Ren De Convalescent Hospital. Shanghai Guangsha is a well known construction firm with expertise in the construction of hospitals and residential real estate. This phase consists of civil engineering and site work, and it is anticipated to be completed at a cost of RMB 40,500,000. A deposit in the amount of RMB 9,000,000 has been paid to Shanghai Guangsha (Group) Co. Ltd. by Neurotech. This money was derived from the first check issued by Shanghai Dadian to Neurotech, as described above. A certificate of completion must be issued by Neurotech in order to approve final payments. Neurotech has remitted to Shanghai Guangsha RMB 45,000,000 for the construction of this facility and is carrying forward work in process into phase II.


 Neurotech enters into Administrative Agreement to build Geriatric Community in
 ------------------------------------------------------------------------------
                                  Shanghai Area
                                  -------------

On December 17,  2001,  Neurotech  entered  into an agreement  with a consortium represented by their appointed group leader to plan and administrate construction of an integrated geriatric community, which is initially expected to consist of approximately 50,000 homes, an acute care hospital, a skilled nursing facility, a primary school, a middle school, a high school, and commercial and recreational centers. Neurotech will assist in developing a comprehensive operating plan for the community. There can be no assurance that any deposit or other funds will be received for this project or that this project will be commenced or be completed. The company has continued work with the consortium in the planning and financing arrangements of this project.


                      Neurotech Files Recapitalization Plan

On April 18, 2002 Neurotech filed a plan for recapitalization on Form 8A with the Securities and Exchange Commission. Under the plan the Company has set up a new class of preferred stock and will issue new shares of Class A and Series 1 Class B in exchange for old shares of Neurotech common. No shares of the preferred stock have been registered for sale. New shares of Class A common shall be traded under the symbol NEKAV, and new shares of Series 1 Class B are expected to trade under symbol NEKBV. Both symbols have new CUSIP numbers.


               Neurotech enters into financial Advisory Agreements

The company entered into consulting and financial advisory agreements with Robscott Trading Inc..on Feb. 15, 2002. The purpose of these agreements was to help improve public knowledge of the company and identify methods of improving the company's market share through merger and acquisition and future strategic planning. The company entered into a similar agreement wit h Pacifica Financial Group on Feb 26, 2002. Both consultants were compensated by payment of shares lent by the principals and others to the Company.


          Neurotech Appoints Dr. Fredrick Lane to Head Doctors4Doctors
                                   Subsidiary

On April 24, 2002, Dr. Fredrick Lane was appointed as President of Neurotech's subsidiary Doctors4Doctors. Dr. Lane is an experienced surgeon, and educator, and has served as Dean of Students at Harvard Medical School. He has special knowledge and understanding of all of Doctors4Doctrors services and has introduced additional proprietary services to the company.


                     Neurotech Enters into Letter of Intent
                        With WorldLink Technologies Inc.

On May 7, 2002 Neurotech entered into a letter of intent for the issuance of a stock dividend, merger, and listing of securities. Under the terms of the proposed transaction, Worldlink would merge into a newly formed Neurotech subsidiary. Shares of the subsidiary would be distributed to Neurotech's stockholders as a dividend after the current recapitalization plan is completed. Upon the distribution of the shares appropriate form 10 registration statement would be filed, and the Company would apply for admission to the American Stock Exchange, as it has the prerequisite requirements for such listing. The companies have complementary market locations, and intend to cross market services and content. Worldlink is a provider of wireless telephone services, and broadband with emphasis on banking and finance systems and continuing education.


          Neurotech Enters into Cross Marketing MOU with Exus Networks

On May 2, 2002 Neurotech entered into a cross marketing memorandum of understanding with EXUS Networks, OTC BB: EXUS, To cross market its products in Poland, Uzbekistan, Kazakhstan, Ukraine and Cyprus. While NURO will cross market Exus services in its Asian domain. Exus is a satellite provider of telephonic services, broadband, and continuing medical education. The companies have agreed to develop new content together in the areas of continuing medical education.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No new material legal proceedings were commenced and no material developments occurred in existing legal proceedings during the Company's fiscal quarter ended March 31, 2002. For information on the Company's other ongoing reportable litigation, please refer to the Company's 10-KSB for the fiscal year ended June 30, 2001.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) None.

(b) None.

(c) None.

(d) None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

See Part I, Item 2 - "Subsequent Events."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

 EXHIBITS
 --------

Exhibit 10.1 Subcontracting Agreement dated January 21, 2002, between the Company and Shanghai Guangsha (Group)

Exhibit 10.2 Administrative Agreement and Memorandum of Understanding dated December 17, 2001, between the Company and *********

Exhibit 10.3     Letter of Intent with WorldLink Technologies Inc.

Exhibit 10.4     Robscott Trading & Inc. Consulting Agreement

Exhibit 10.5     Capital Research Group, Inc. Consulting Agreement

Exhibit 10.6     CLX & Associates, Inc. Consulting Agreement

Exhibit 10.7     Pacifica Financial Group, Inc. Consulting Agreement

Exhibit 10.8     Exus Networks, Inc. Memorandum of Understanding


b. Form 8-K

On April 12, 2002 we filed a Form 8-K diclosing a change in our independent accountants. There was no disagreements with our prior independent accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of May, 2002.

                        NEUROTECH DEVELOPMENT CORPORATION





  By: /s/ Bernard Artz
  ---------------------------------
  Bernard Artz, Chairman and Chief Financial Officer

Table of Exhibits



 Exhibit Number                       Name of Exhibit
 --------------                       ---------------

Exhibit 10.1 Subcontracting Agreement dated January 21, 2002, between the Company and Shanghai Guangsha (Group) Co. Ltd.

Exhibit 10.2 Administrative Agreement and Memorandum of Understanding dated December 17, 2001, between the Company and ************

Exhibit 10.3              Letter of Intent with WorldLink Technologies Inc.

Exhibit 10.4              Robscott Trading & Inc. Consulting Agreement

Exhibit 10.5              Capital Research Group, Inc. Consulting Agreement

Exhibit 10.6              CLX & Associates, Inc. Consulting Agreement

Exhibit 10.7              Pacifica Financial Group, Inc. Consulting Agreement

Exhibit 10.8              Exus Networks, Inc. Memorandum of Understanding