Form 10KSB
period 2002-06-30
NEUROTECH DEVELOPMENT CORP
filed 2002-11-19
CIK 758953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                    For the fiscal year ended June 30, 2002


(X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


       For the transition period from ______________ to _________________

                         Commission file number 0-15179

                        NEUROTECH DEVELOPMENT CORPORATION
                        (Formerly Neurotech Corporation)
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                    DELAWARE                          06-1100063
            -----------------------               -------------------
            (State of incorporation                (I.R.S. Employer
                or organization)                  Identification No.)

      10 CEDAR SWAMP ROAD, GLEN COVE, NEW YORK,          11542
      -----------------------------------------        ----------
      (Address of principal executive offices)         (Zip Code)

            Issuer's telephone number:               (516) 671-2400
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Issuer's revenues for its fiscal year ended June 30, 2002 were $5,500,000.

The aggregate market value of the voting stock held by non-affiliates approximated $3,591,213 computed by reference to the average of the bid and asked prices for such stock on November 18, 2002. In calculating this amount, the Company has assumed that it is able to determine affiliate holdings from the list of stockholders generated by its transfer agent, American Stock Transfer & Trust Company.

156,139,680 shares of issuer's common stock were outstanding at June 30, 2002.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION                   PAGE
                                                                       ----
 PART I
 ------

  ITEM 1.    DESCRIPTION OF BUSINESS                                     3
  ITEM 2.    DESCRIPTION OF PROPERTY                                     5
  ITEM 3.    LEGAL PROCEEDINGS                                           5
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                            6

 PART II
 -------

  ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS                                 6
  ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION                    9
  ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                14
  ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                     30

 PART III
 --------

  ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT                                        30
 ITEM 10.    EXECUTIVE COMPENSATION                                     30
 ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT                                      31
 ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             31
 ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                           31

                                     PART I

 ITEM 1 DESCRIPTION OF BUSINESS

 Organization
 ------------

 Neurotech Development Corporation ("Neurotech" or the "Company") was incorporated under the laws of the State of Delaware on September 13, 1983 as Bellevue Medical Corporation. On October 9, 1984, the Company changed its name to Neurotech Corporation and on July 9, 1998 to Neurotech Development Corporation.

 Neurotech has four wholly owned and one partially owned subsidiary corporations: (1) Doctors4doctors.com, Inc., a Delaware corporation was formed in January 2000; (2) Neuroscientific Corporation, a dormant Delaware corporation; (3) Global Health Enterprises, Inc., a dormant Delaware corporation that discontinued its operations in October 1998; and (4) Neurotech Shanghai Ltd., formed under the laws of China in 2002 and is awaiting its operating licenses. At the time of the filing of this report the Company has acquired a fifty (50%) percent interest in Empire Management Ltd., a newly formed Hong Kong company. The other fifty (50%) percent of the newly formed company is owned by a Chinese investment corporation. At present, 6,000,000 shares of the Company's Class A shares have been issued and set aside, pending definitive agreements, as the Company's capital contribution to Empire Management Ltd. As of the date of this filing, a definitive agreement covering the acquisition and the operations of Empire Management has not yet been fully negotiated or executed. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries only.

 Historical Nature of Operations
 -------------------------------

 Prior to 1996, the Company was engaged in the assembly and marketing and sale of proprietary non-invasive medical research instruments and custom delay lines and the distribution of non-ozone depleting refrigerant products. These businesses were discontinued in 1996. Effective June 1,1996, the Company, through its newly acquired subsidiary Global Health, acquired the real property and operating assets and liabilities of Mary E. Dickerson Memorial Hospital, a 49 bed acute care hospital in Jasper, Texas, doing business as Lakes Regional Medical Center. Bank of America retained a mortgage on the hospital to secured indebtedness of approximately $1.7 million. Global Health defaulted on its obligations to Bank of America in 1997. On October 17, 1998, the hospital was closed and all operations were discontinued. Bank of America foreclosed and recovered title to the hospital. The operations of all previous businesses of the Company are reported as discontinued operations in the attached financial statements.


 Current Operations

 The Neurotech Healthcare System
 -------------------------------

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

 Neurotech has letters of understanding with Indonesian and Chinese companies or authorities to implement its health care system and provide modular hospitals. These letters of understanding are generally contingent upon a complete feasibility study, payment of a deposit, final documentation and financing, In Indonesia, the Company has executed two such letters of understanding with Techni-Lube Singapore PTE, Ltd. for three tertiary hospitals in Jakarta and one in Badung, as well as eight modular hospitals in those cities collectively. In China, Neurotech has letters of understanding with the Hongyan Economic
 Industry & Trade Co., Ltd., the Xian Municipal Government, the Zhen Jiang Province Riyueming Economic and trade Co., Ltd., the People's Government of Jiading, Shanghai, The No. 4 People's Hospital in Tai-Xing City, Ren'ai Tumours Therapeutic Centre, the Jiangsu. Development Authority, the Shanghai Dadran Biological Technology Development Co., Ltd., and the Zhongshan Hospital affiliated to Medical Center of Fudan University for various types of facilities and services. The Company is obligated to assign most of these letters of understanding to International Humanitarian Ltd., the Company's 50/50 joint venture with China Chen South American Construction Contracting Co., which understanding remains uncancelled to this date.

 At the present time because of the social, political and religious turmoil and unrest in Indonesia and the resultant adverse economic impact, it is unlikely that any significant progress in implementing the Company's business will be made in this region until well into 2003 at the earliest.

 Commencing in the third quarter of 2002, the Company began to change its business strategy in China from being a "general contractor" to being an administrator. In this way the Company will be able to have a more diverse base of primary contractors, and allow local governments and customers to select their own construction companies. Neurotech requires a completion bond from each general contractor and has now put all of the above captioned contracts out for bid. The Company feels that this will expedite the time it takes to begin these contracts and further enhance its ability to earn income in the current periods and repatriate income on a quarterly basis, which it could not do before. The Company has entered into its first administrative contract in the amount of $1.7 billion USD for the construction of the Tian Lun project.

 The Company has identified and entered into arrangements with various suppliers
 of  machinery,   equipment,  supplies  and  services  in  connection  with  the implementation of its rapid deployment health care system.

 The Company has been developing a supply strategy for Indonesia and China and anticipates having a medical products distribution facility in each country. Management believes that the Company will be able to meet its present supply commitments. The Company has obtained extensions of maturity on certain bank guarantees in the amount of $100,000,000 USD from Bank Mindiri, Indonesia with a new maturity on October 10, 2003. See, further discussion of these guarantees.

 The Company had planned to begin construction of the hospitals in Indonesia and China described above in March 2000 and June 2000 respectively. However, estimated construction start dates had been revised to early to mid 2002 and now to late 2003 for the same reasons as previously set forth concerning Indonesia and the change in the Company's strategy in China which China delays are primarily associated with the implementation of payment facilities acceptable to the Company. The Company anticipates that it will be paid in advance for each phase of the construction work and that it will not have to raise any additional funds to support these projects. The Company did however begin construction of the Ren De Convalescent Hospital in Shanghai, and is confident that its progress and new methodologies of doing business will reflect well in the entire market.

 The Company's rapid deployment healthcare system may be affected by United States and foreign government regulation, particularly export-import controls. The Company will be subject to political, economic, environmental and other risks associated with doing business in developing countries.

 The Company offers a proprietary healthcare delivery system, complete with equipment supplies, education, and post completion report. There are numerous competitors in each area of business. However, there are no competitors offering at "one stop" the full array of services that the Company offers. The Company relies on numerous vendors to provide supplies and services and as such is not restricted to production capacity restraints as if it had its own factories. There is an adequate supply of all goods and services provided by the Company. Since the customer base consists primarily of governmental entities, all areas of compliance are stipulated in advance and governmental approvals must be granted prior to construction.

 Other Activities
 ----------------

 Doctors4Doctors.com, Inc. ("D4D"), a wholly owned subsidiary of the Company, is an e-commerce company which has been established for the exclusive use of licensed physicians. The Company has developed proprietary software and other services directed for use solely by licensed physicians. The Company plans for D4D to supply certain services in connection with the Company's proposed overseas hospitals. The Company is in the process of negotiating an agreement with RHC, a company in which it has invested $1,250,000, for the perpetual licensing of the RHC physician's network. The Company has provisionally hired, subject to funding and a fully negotiated employment agreement a former Dean of Harvard Medical School to be the Chief Operating Officer of D4D.

 Effective May 2002 the Company entered into a recapitalization plan for which the Company filed a Registration on Form 8A. Reference is made to such filing for a full description of the recapitalization and all of the Exhibits contained therein and as such the entire filing is incorporated by reference as though fully set forth herein.

 Employees
 ---------

 The Company employs three executives and one clerical employee at its offices in Glen Cove, New York and has no other employees in the United States. In China the Company employs two persons.


 ITEM 2. DESCRIPTION OF PROPERTY

 The Company presently leases office space at 10 Cedar Swamp Road, Glen Cove, New York from Condemor Realty on a month to month basis for which it pays the sum of $2,000 per month for approximately 2,000 square feet of office space. Additionally, the Company has leased an office in Shanghai, China on a month to month basis for $1,400 per month, which sum includes management fees.


 ITEM 3. LEGAL PROCEEDINGS

 DVI Business Credit Corp. and DVI Financial Services, Inc. have filed claims against the Company for alleged breaches of guarantee agreements relating to two promissory notes made by Global Health and guaranteed by the Company. DVI Business Credit Corp has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global health. The Court ruled that the note and guaranty were in default. However, the amount owed is still in dispute. DVI Financial Services, Inc. has filed a motion for partial summary judgment on its claim relating to its loan for equipment acquired by Global Health, but the Court has denied that motion. DVI has not provided to the Company an acceptable accounting for the collateral. The Company expects to litigate this issue and anticipates the litigation to commence in early to mid 2003. The Company feels that the collateral assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company lose all of its defenses, the exposure may exceed $500,000 together with the attorney fees required to litigate the action and interest. The ultimate outcome of the litigation cannot be determined at this time, nor can the economic effect of an adverse outcome be determined at this time, although the Company believes that it will be able to deal successfully with an adverse outcome. National Linen Service has a default judgment against the Company's subsidiary Global Health in the amount of approximately $18,000.

 Cause No. 21,538, Lisa Stanley and her Husband Christopher W. Stanley v. Ron McMurray and Lakes Regional Medical Center f/k/a Mary E. Dickerson Hospital, Ltd., d/b/a/ Mary E. Dickerson Hospital, in the District Court of Jasper County, Texas, is a personal injury action in which plaintiffs allege that Mrs. Stanley suffered damage to her perineum during childbirth as a result of the delivery of her infant being rushed an forceps being utilized on the fetus when it was in too high a position resulting in too much strain on Mrs. Stanley's perineum with resulting laceration to it. At the time of the alleged negligence, the hospital was owned by Global Health and it is alleged that the treating physician Dr. McMurray and other hospital employees were negligent in failing to recognize the high position of the fetus that necessitated the use of forceps and over stimulating Mrs. Stanley labor relting in the use of forceps and injury to Mrs. Stanley's perineum. The matter is being vigorously defended and the Company expects a favorable outcome including a defense of the expiration of the applicable statute of limitations against the plaintiffs.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Effective May 2002 the Company entered into a re-capitalization plan, which was approved by a majority vote of security holders as required by and in accordance with the provisions of Section 242 of the General Corporation Law of Delaware, for which the Company filed a Registration on Form 8-A. Reference is made to such filing for a full description of the re-capitalization and all of the Exhibits contained therein and as such the entire filing is incorporated by reference as though fully set forth herein.



                                     PART II


 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Since March 7, 1991, the Company's common stock has been quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board.

 The following information for each quarter during the Company's fiscal year ended June 30, 2001 and 2002 reports the high and low bid quotations. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

               First Quarter         Second Quarter         Third Quarter        Fourth Quarter
              High        Low      High          Low      High         Low      High        Low
              ----------------     ------------------     -----------------     ----------------
 FY 2001      $.86      $.1875     $.31         $.125     $.40        $.125     $.19        $.08

 FY2002       $.21      $.12       $.22         $.06      $.38        $.07      $.16        $.05

 On November 12, 2002 the bid price for the Company's Common Shares was $.023.

 As of November 12, 2002 there were 3,980 holders of record of common stock of the Company.

 The Company has not paid any cash dividends since its inception. For the foreseeable future, it is anticipated that any earnings that may be generated from operations of the Company will be retained for use in the Company's business and that cash dividends will not be paid to stockholders.

 Sales of Unregistered Securities from July 1, 2001 to August 22, 2002.

 All of the shares issued during the period and set forth below were done so pursuant to minutes of the Board of Directors directing the Transfer Agent to issue the shares. The following is merely a factual recitation of such issuances

 On August 15, 2001, shares of the Company's Common Stock were issued to the individuals on a privately negotiated basis in reliance upon the provisions of section 4(2) of the Securities Act of 1933.

 Donald  H.  Rizzuto  received  333,330  shares  valued  at  $50,000,   half  as
 reimbursement for expenses advanced on behalf of the Company and half for services rendered to the Company.

 David E. Rose received 366,941 shares valued at $55,041 as reimbursement for expenses advanced on behalf of the Company.

 A clerical employee in China was issued 40,000 shares valued at $10,000 for services rendered to the Company.

 A clerical employee in China was issued 13,328 shares valued at $3,332 for services rendered to the Company.

 Allison B. Krug was issued 40,000 shares valued at $24,514 for website design services rendered to the Company.

 On August 17, 2001, shares of the Company's Common Stock were issued to the following firms and individuals based upon their exercise of options to purchase which were previously granted in reliance upon the provisions of section 4(2) of the Securities Act of 1933. They are listed below in tabular form; see the financial statement notes (options section) for details of the exercise prices for the exercised option shares:

 Name                                            Shares
 ----                                          ---------
 Wellington Capital Corporation                3.600.000
 Bernard Artz                                  3,950,000
 Steven A. Massey                              2,450,000
 Cyberian Enterprises                          1,500,000
 Leonard Markman                               1,000,000
 Lawrence Artz                                 3,950,000
 Soraya Zapata                                   150,000
 Donald H. Rizzuto                               250,000
 Marie Rizzuto                                    50,000
 Wellington Capital Corporation                   50,000*        *8/27/2001

 On August 23, 2001, shares of the Company's Common Stock were issued to the individuals on a privately negotiated basis in reliance upon the provisions of section 4(2) of the Securities Act of 1933.

 Donald N. Rizzuto, received 500,000 shares valued at $85,000 for legal services rendered to the Company as its day to day and general counsel.

 Robert L. Greene received 200,000 shares valued at $34,000 for legal services rendered to the Company

 Morton Wagner received 200,000 shares valued at $34,000 for marketing services rendered to the Company.

 On September 24, 2001, shares of the Company's Common Stock were issued to the individuals on a privately negotiated basis in reliance upon the provisions of section 4(2) of the Securities Act of 1933.

 Sherrill Kazan received 200,000 shares valued at $34,000 for international consulting services rendered to the Company.

 John Person received 50,000 shares valued at $8,500 for services rendered to the Company.

 Mansour Lavi received 50,000 shares valued at $8,500 for international consulting services rendered to the Company.

 On January 28, 2002 Leonard Markman received 200,000 shares to replace shares he advanced on behalf of the Company to Capital research, Inc. and an additional 50,000 shares as consideration for his advance.

 On February 15, 2002 pursuant to a consulting contract for a period of six months, Robscott Trading received 1,000,000 shares of Common Stock of the Company.

 On February 18, 2002, through August 22, 2002 shares of the Company's Common Stock were issued to the individuals on a privately negotiated basis in reliance upon the provisions of section 4(2) of the Securities Act of 1933.

 Arnold D. Richards received 42,000 shares valued at $5,460 as reimbursement for expenses advanced on behalf of the Company.

 Eve Goldin received 10,000 shares valued at $1,300 for secretarial services rendered to the Company

 On May 2, 2002 Robscott Trading received 1,500,000 shares of the Company's common stock for consulting services.

 On May 2, 2002 two individuals received 750,000 and 250,000 shares respectively of the Company's common stock for consulting services.

 On May 2, 2002 in two separate issuances James J. DiMartino received in escrow, 3,850,000 and 500,000 shares of the Company's common stock. 500,000 shares were issued to a consultant for services rendered and the remaining shares are to be held pending certain acquisitions, which have not as yet occurred at the time of this filing.

 On May 6, 2002 Senopah Partners received 1,000,000 shares of the Company's common stock for consulting services.

 On June 18,  2002 as  replacement  shares  for those  issued  by the  following
 individuals  to  fulfill  the  Company's   obligations   concerning  consulting
 agreements the following shares were issued to the following individuals.

 Bernard Artz                         10,246,313 shares
 Lawrence Artz                         9,618,956 shares
 Leonard Markman                         450,000 shares
 Donald H. Rizzuto                       616,000 shares
 Cyberian Enterprises, Ltd.            1,000,000 shares
 Emerald Charm Holdings, Ltd.          2,000,000 shares
 Grand Fantasy Incorporated            2,000,000 shares
 Matrix Zone Holdings, Ltd.            2,000,000 shares
 Supreme Ambition, Ltd.                1,500,000 shares

 On July 8, 2002, James J. DiMartino was issued, as escrow agent 2,000,000 shares of the Company's common stock. These shares were issued to a consultant for services to be rendered subsequent to June 30, 2002.

 On August 22, 2002 the Company issued 4,000,000 and 6,000,000 of its common shares to its wholly and partially owned subsidiary corporations, Neurotech Shanghai and Empire Management Co., Ltd., respectively, to provide the capitalization for those Companies. The shares were issued in reliance upon the statutory and case law exemptions for the private issuance of securities and have not been nor will they be re-distributed to unrelated parties according to management.

 Grants of Options

 On August 15, 2001 the following options were granted to the following named individuals and enterprises at an exercise price of $.10 per share for a period of five years.

                                     Number of Shares of Common Stock
 Name                             Purchaseable by the Exercise of Options
 ----                             ---------------------------------------
 Bernard Artz                                  1,500,000
 Cyberian Enterprises                          1,500,000
 Leonard Markman                                 750,000
 Lawrence Artz                                 1,500,000
 Soraya Zapata                                   150,000
 Donald H. Rizzuto                               250,000
 Marie Rizzuto                                    50,000

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions and future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals, including those of foreign governments and regulatory changes, risks relating to international investments and business operations, dependence upon suppliers and strategic partners, adverse economic conditions, the impact of competition, the ability of obtain financing, the ability to reach final agreements, the costs of financing and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revision to these forward-looking statements that may be made to reflect future events or circumstances.

 Liquidity and Capital Resources
 -------------------------------

 The Company had revenues for the first time since 1998, and costs and expenses related to stock issuances were lower in 2002 because the stock price utilized for the resulting valuation was significantly lower.

 At June 30, 2002, the Company had $748 in cash. The Company has incurred significant losses since inception resulting in a shareholders' deficit and working capital deficit of $ 4,843,758 at June 30, 2002.

 While the Company continues to develop it business  ventures,  the Company will
 likely  continue  to  incur  substantial   operating  losses  for  some  period
 subsequent to June 30, 2002.

 The Company has significant liabilities and no assets or assured revenues. Since the Company has no assets, it will be difficult to obtain financing for many if not all of the projects described in this Section. If financing is obtained, that financing would be backed up by relevant insurance guarantees as required by the companies new operating plan.

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

 Result of Operations for the years Ended June 30, 2002 and 2001
 ---------------------------------------------------------------

 The Company had $5,500,000 in revenues for the year ended June 30, 2002, compared to no revenues for the year ended June 30, 2001. The 2002 revenues reflect the work performed on the intitial phase of the Ren De hospital project. The Company is considering the sale of its general contracting rights to this contract, subsequent to which it would continue on an administrative basis for the completion of the project.

 Costs and expenses for the year ended June 30, 2002 approximated $11,809,000. This included cost of project revenues of $5,500,000 relating to subcontractor fees on the Ren De hospital project. Consulting services approximated $3,737,000, as compared to $5,664,000 in 2001. The 2002 services represent compensation paid by the issuance of the Company's equity securities.

 The Company had losses for the years ended June 30, 2002, and 2001, of $6,309,019 in 2002 and $8,819,327, respectively. The losses resulted primarily from expenses incurred in the design and development of a rapid deployment healthcare system. The losses for fiscal 2002 were substantially lower than for 2001 because the Company has strived to lower its operating expenses.

 Management continues to expend significant time and effort in implementing and exploring future lines of business, through its newly established ventures in Hong Kong which should bring significant diversity to the company.

 While the Company has generated revenues in 2002, it has embarked on a new strategy to enhance its contractual positions and be able to deliver with a minimum of contingent liability all the goods and services so stated in the Company's contracts. In the future, the Company will act as administrator for all of its contracts and will sell off its general contract rights to local contractors in each venue. The company will remain as a vendor for training, management, medical equipment and certain supplies. The net effect of this action will cause the companies contracts to be valued at 35% of their value as this is what the new projected revenue would be. The company expects to make a 10% administrative fee on the work done and a profit of 30% on its management services, training, and equipment sales for which it will be a vendor. The company anticipates that profits formerly projected would be reduced by 5% while the liability and contingent liabilities are reduced by 75%.

 "Turnkey rapid development healthcare system" means a complete healthcare system, including construction, operational links, software, insurance and education. Management hopes that it will develop positive cash flow in 2003, but there can be no assurance that it will do so, and, in fact, management has previously miscalculated how long it will take to develop positive cash flow. All of the Company's planned projects are major capital undertakings and require numerous approvals at local levels of government, since China's accession into WTO, most of which are foreign governmental entities or agencies. The Company currently believes that it should be able to meet all of its clients' material requirements, assuming its clients can arrange financing and satisfy the other provisions of the arrangements with the Company, such as obtaining all necessary government approvals.

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

 The Company has entered into a series of other agreements with consultants, advisors, and IR companies to help the Company gain recognition of its activities, and to secure investor awareness in the Company's activities in China, which is the fastest expanding economy in the world today. The Company feels that its investment of time and resources in this market has created a unique expertise which has a future value.

 Letters of Understanding for Construction in China and Indonesia
 ----------------------------------------------------------------

 Neurotech has letters of understanding with Indonesian and Chinese companies or authorities to implement its health care system and provide modular hospitals. These letters of understanding are now being offered to local construction companies for bid, payment of a deposit, issuance of insurance completions bonds final documentation are required. The Company has most recently entered into agreement to contract a $1.7 Billion integrated geriatric community, which is the first of the Company's administrative agreements. The Company is now assembling bids and site plans and hopes to begin site preparation in June of 2003. In Indonesia, the Company has executed to such letters of understanding with Techni-Lube Singapore PTE, Ltd. For three tertiary hospitals in Jakarta and one in Bandung.

 The Company has received bank guarantees in the amount of $100,000,000 from a bank in Indonesia to secure financing for the construction of these facilities. To reduce these guarantees to cash or cash equivalents for use as collateral in western financial circles requires that they be accepted for deposit at a recognized western bank or security house. To date and as a result of the political, social and financial upheavals in Indonesia the Company has not been able to utilize these guarantees. Recent changes in IMF policy and banking in Indonesia may see these guarantees with a clear value which will allow the Company to begin the implementation of these projects. In China, Neurotech has letters of understanding with the Hongyan Economic Industry & Trade Co., Ltd., the Xian Municipal Government, the Zhen Jiang Province Riyueming Economic and Trade Co., Ltd., the People's Government of Jiading, Shanghai, the People's No. 4 People's Hospital in Tai-Zing City, Ren'ai Tumours Therapeutic Centre, the Jiangsu Development Authority, the Shanghai Dadran Biological Technology Development Co., Ltd., and the Zhongshan Hospital which is affiliated to Medical Center of Fudan University for various types of facilities and services. There can be no assurance that any of these projects will prove to be feasible or, if so, that they will be completed. There is no guarantee that any bids for general contracting will be accepted by the municipalities or by the insurers. Changes in insurance laws in China have made this area competitive as new companies are being licensed for this market.

 Doctors4Doctors Activities
 --------------------------

 The Company has had numerous discussions with a former Dean of Harvard medical School to take over as operating president for Doctors4Doctors Inc., To date the said individual has been working without compensation and has achieved a basis of services and structure for the physicians' network. The Company feels that operations will start in the early part of 2003, as an equity financing methodology is underway. Such financing includes a basis of the sale of services to help physicians meet new federal guidelines.

 During the year ended June 30, 2000, the Company entered into a series of letter agreements to acquire up to 60% of the common stock of American International Medical Resources, Inc. ("AIM") for cash of $4,100,000 and notes of $3,900,000. AIM was then to acquire 100% of Residential Health Care, Inc. ("RHC"). The Company planned to purchase the remaining 40% of AIM for 8,500,000 shares of the Company's common stock. The Company acquired a 12.6% ownership interest in AIM for $1,320,000, and AIM made a deposit of $1,250,000 toward the acquisition of RHC. The Company was unable to complete the planned transaction, and on June 30, 2002, an impairment provision of $1,165,000 was recorded to reduce the Company's investment to the estimated fair value of its 12.6% ownership interest in AIM. The Company is currently negotiating for the license of the physicians' network, which is anticipated to restore the value of the investment, as well as allow the Company to market the services it has developed through the physician network.

 In December 2000 and January 2001, the Company's subsidiary, Doctors4Doctors.com, Inc. ("D4D") entered into new agreements with the shareholders of RHC where D4D would acquire the remaining interest in AIM for 200,000 shares of D4D common stock and complete the acquisition of RHC for an additional payment of $2,750,000 of which part would be cash and the remainder a note payable over four years. DVD attempted a private placement to raise the case portion of the planned acquisition but was not successful, and no cash was raised. Therefore, the acquisitions have not been completed, and there can be no assurance that they will be completed in the future. Accordingly, at June 30, 2001, an impairment provision of $155,000 has been recorded to reduce the Company's investment in AIM to no value.

 Doctors4Doctors.net, Neurotech's physician services website for licensed physicians only, has opened its website for registration and is piloting services in beta form at this time. Work has begun in Chinese Language architecture for its website, and the Company is attempting to position itself with a strategic partner to act as a value added reseller. China, which has approximately 3 million licensed physicians, is seen as the largest new market for these services. China has numerous medical websites, many of which are operating profitably. D4D's telemedicine and continuing education are seen as the largest potential usage items in this marketplace. The Company is positioning all of its new healthcare facilities as institutional members of Doctors4Doctors, and is in the process of trying to create institutional membership software that potentially could be sued by healthcare institutions around the world. The Company is currently negotiating for the license of the physicians' network, which is anticipated to restore the value of the investment, as well as allow the Company to market the services it has developed through the physician network.

 IHD Joint Ventures with CCS
 ---------------------------

 This venture has been discontinued and all contracts, agreements, letters of intent, rights of use of name, etc. have been transferred to Neurotech Development Corporation. The following is a history of the venture:

 On March 14, 2001, the company finalized the documentation of its joint venture with China Chen South America Construction Contracting Co. ("CCS"). The Joint Venture, called International Humanitarian Development Ltd. ("IHD"), was formed in Hong Kong. The goal of IHD will be to build hospitals, nursing homes, schools, railways and related infrastructures throughout the world. Initially, it will focus on constructing hospitals in Indonesia and China. IHD will be formed with registered capital of HDK $1,150,000, and shares will be issued equally to Neurotech and CCS. Neurotech is obligated to contribute cash and assign its rights in certain contracts to IHD. These contracts relate to the construction of modular and tertiary hospitals in Indonesia and China. To date, Neurotech has not made its cash contribution to IHD. CCS is obligated to contribute cash and construction, finance, engineering and project managements to IHD. The senior officers of IHD are Lawrence Artz, Chairman; Zhao Lian-Yu, Managing Director; Dr. Donald Rizzuto, Medical Director; and Jing Qi Zhu, Director of Public Information.

 IHD has entered into a series of agreements which contemplate the beginning of construction of certain projects in 2002. IHD has not created or accumulated any expenses or overhead for its operations to date. This joint venture provides a strategic partnership for Neurotech. While CCS's expertise in construction, and transportation is well known worldwide, CCS also owns and operates hospitals and numerous other related businesses. Neurotech's unique health care system, creativity, and applied management techniques and American technology are complementary to the brick and mortar talents of CCS.

 On February 13, 2001, and amended on April 16, 2001, IHD entered into an agreement with Beijing Longenge Culture Promotion Co. Ltd. which operates Beijing Shenji Dancing School, one of the foremost independent private schools of the arts in China, to construct a new school for approximately USD $62.5 million. The new school would include a theatre of almost 1,000 seats, TV and film production facilities and dormitories.

 The project is subject to payment of a USD$15 million deposit, preparation of final budgets and plans, execution of final documents, and financing.

 On February 6, 2001, IHD entered into a letter of intent for construction of a project in China with the Shanghai Industrial Comprehensive Development Zone Co., Ltd. That letter of intent calls for the construction of an approximately USD$50 million geriatric facility and hospital and with China Zhong to provide a $50,000,000 line of credit for the construction of various projects. China Zhong never delivered the line of credit, in accordance with its commitments. The Company feels litigation for the default of this agreement is pointless.

 IHD has entered into additional agreements with Guangzhou Eastern Red Cross Hospital to build an acute care 200-bed hospital; with CCS to build a "Rail Hospital," a tertiary regional type of facility which includes specially fitted rail cars for the transportation of patients and supplies; with the Shanghai Civil Affairs Bureau to build a senior care facility and to remove and locate structures on the site; with China Huanqiu Chemical Engineering Corp. to build a research center in Beijing; with WaigaoQiao Service Center of Medical Treatment and Hygiene to construct an acute care modular facility; with Beijing Hua Shi Tong on behalf of the Jishou University for the expansion construction of such university and with Beijing Lu Long Tai for the construction of an environmental research center. All of these projects are subject to the payment of deposits, preparation of final budgets, plans and documents, and obtaining financing and governmental approvals. There is no assurance that any or all of these items can be accomplished or obtained or that IHD or Neurotech will realize any revenue or income from these proposed projects.

 Hospital Ships
 --------------

 On April 30, 2002, the Company entered into a letter of understanding to build and equip a hospital for the Wu Meng Chao Hepatabiliary Surgery Fund, which is affiliated with one of China's leading hospitals for treatment of liver disorders and cancer. This ship, which is to be deployed in China, is intended to be over 300 ft. long and to house 104 patients, with the capacity to clinically serve almost 1,000 patients per day. With an anticipated seagoing cruising speed of 17 knots, this ship could service many of China's coastal locations. This vessel, priced at approximately $67,000,000USD, will take approximately 2 1/2 years to complete. It continues to be cooperatively designed by Shanghai Shipbuilding Corporation ("Shanghai Shipbuilding"), one of China's leading shipbuilders, and Neurotech. It is anticipated that this ship will be completely built and fitted out at Shanghai Shipbuilding's facility. The company is seeking to restructure this project for use for Petroleum Companies offshore drilling facilities. Contract negotiations are underway and have not been completed. Modifications to the ships design and services will be required. Primary plans for the ship are complete.

 On April 16, 2001, the Company entered into a joint venture agreement with Shanghai Shipbuilding for the formation of a joint venture. The new joint venture will be organized in Hong Kong and formed for the purpose of marketing, designing, building and equipping marine craft with health care applications, such as hospital ships and marine clinics. The Company believes that the combined efficiency of Neurotech's hospital operating system and Shanghai Shipbuilding's competitive construction costs should allow the venture to be among the lowest cost providers of quality hospital ships in its target markets. The joint venture company was never finalized in Hong Kong and Neurotech will market this vessel through its Hong Kong affiliate Empire Management, Ltd.

 Neurotech is currently negotiating with an international relief agency for the deployment of a series of these vessels in Africa, but there can be no assurance that such negotiations will be successful.

 IHD received financial instruments issued from WiagaoQiao Service Center of Medical Treatment and Hygiene for a deposit on the construction of an acute-care modular facility in the face amount of USD$3,750,000. However, no valuation has been obtained on these financial instruments. The financial instruments are being held in Hong Kong by a third party and will not be released or available until additional financing is arranged for the remainder of this USD$15,000,000 project. Financing was not arranged and said financial instruments were returned.

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

ITEM 7 FINANCIAL STATEMENTS

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES

                                ---------------

                        REPORT ON AUDITS OF CONSOLIDATED
                              FINANCIAL STATEMENTS

                                ---------------

                       YEARS ENDED JUNE 30, 2002 AND 2001



                                    CONTENTS

                                                                   Page
                                                                   ----
FINANCIAL STATEMENTS:

     Consolidated Balance Sheet                                     F-1

     Consolidated Statements of Operations                          F-2

     Consolidated Statement of Stockholders' Deficiency             F-3

     Consolidated Statements of Cash Flows                          F-6

     Notes to Consolidated Financial Statements                     F-7

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2002
                               (TENTATIVE DRAFT)

                                     ASSETS

CURRENT ASSETS:
Cash                                                       $        748
                                                           ------------
Total current assets                                                748
                                                           ------------

Total assets                                               $        748
                                                           ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                      $  2,791,887
Accounts payable - related parties                              693,424
Net liabilities of discontinued operations                    1,359,195
                                                           ------------
Total current liabilities                                     4,844,506

STOCKHOLDERS' DEFICIENCY
Common stock - Class A; par value $0.01 per share;
authorized 180,000,000 shares; issued 144,620,734             1,446,207
Common stock - Class B; par value $0.01 per share;
authorized 18,000,000 shares; issued 11,518,946                 115,189
Preferred stock; par value $0.01 per share;
authorized 2,000,000 shares                                           -
Additional paid-in capital                                   35,715,350
Deficit                                                     (37,617,048)
                                                           ------------
                                                               (340,302)

Accounts receivable from exercise of stock options           (1,816,500)
Note receivable from sale of common stock                      (153,645)
Deferred compensation                                        (1,539,278)
Treasury stock - Class A; 4,731,662 shares, at cost            (903,666)
Treasury stock - Class B; 473,167 shares, at cost               (90,367)
                                                           ------------

Total stockholders' deficiency                               (4,843,758)
                                                           ------------

Total liabilities and stockholders' deficiency             $        748
                                                           ============

See notes to consolidated financials statements.

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (TENTATIVE DRAFT)


                                                Years Ended June 30,
                                              2002               2001
                                          -------------      -------------
REVENUES:
Project revenues                          $   5,500,000      $           -
                                          -------------      -------------

COSTS AND EXPENSES:
Cost of project revenues                      5,500,000                  -
Salaries and benefits                         1,861,055          2,159,454
Consulting services                           3,736,972          5,664,009
Professional fees                               250,794            342,426
Impairment provision                                  -            155,000
Travel                                          240,107            203,015
Administrative                                  224,208            278,072
Interest (income) expense                        (4,117)            17,351
                                          -------------      -------------
Total costs and expenses                     11,809,019          8,819,327
                                          -------------      -------------

NET LOSS                                  $  (6,309,019)     $  (8,819,327)
                                          =============      =============

BASIC AND DILUTED LOSS PER SHARE          $       (0.05)     $       (0.12)
                                          =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED       115,913,982         74,318,497
                                          =============      =============

See notes to consolidated financials statements.

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                               (TENTATIVE DRAFT)


                                 Common stock            Common stock - Class A      Common stock - Class B       Preferred stock
                          --------------------------    -------------------------   -------------------------   --------------------
                            Shares        Par Value       Shares       Par Value      Shares       Par Value     Shares    Par Value
                          -----------    -----------    -----------   -----------   -----------   -----------   --------   ---------
Balance, June 30, 2000     57,919,733    $   579,197              -   $         -             -   $         -          -   $       -

To give effect of
  recapitalization        (57,919,733)      (579,197)    52,654,302       526,543     5,265,431        52,654          -           -

Stock options exercised
  for cash                          -              -      1,883,153        18,832       188,316         1,883          -           -

Common stock issued for
  services and to
  liquidate liabilities             -              -     34,656,063       346,561     3,465,607        34,656          -           -

Common stock issued for
  note receivable                   -              -        454,545         4,545        45,455           455          -           -

Interest earned on note
  receivable                        -              -              -             -             -             -          -           -

Deferred compensation
  realized                          -              -              -             -             -             -          -           -

Net loss                            -              -              -             -             -             -          -           -
                          -----------    -----------    -----------   -----------   -----------   -----------   --------   ---------


Balance, June 30 2001               -              -     89,648,063       896,481     8,964,809        89,648          -           -

Stock options exercised             -              -     15,409,091       154,091     1,540,909        15,409          -           -

Stock options issued                -              -              -             -             -             -          -           -

Common stock issued for
  services and to
  liquidate liabilities             -              -     36,063,580       360,635       663,228         6,632          -           -

Treasury stock issued               -              -      3,500,000        35,000       350,000         3,500          -           -

Deferred compensation
  realized                          -              -              -             -             -             -          -           -

Other                               -              -              -             -             -             -          -           -

Net Loss                            -              -              -             -             -             -          -           -

                          -----------    -----------    -----------   -----------   -----------   -----------   --------   ---------

Balance, June 30 2002               -    $         -    144,620,734   $ 1,446,207    11,518,946   $   115,189          -   $       -
                          ===========    ===========    ===========   ===========   ===========   ===========   ========   =========

See notes to consolidated financials statements.


               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  (CONTINUED)
                               (TENTATIVE DRAFT)

                                                           Accounts
                                                          receivable
                                                             from
                             Additional                   exercise of                                    Treasury stock - Common
                              Paid-in                        stock           Note         Deferred     ---------------------------
                              Capital        Deficit        options       Receivable    Compensation      Shares          Cost
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2000      $ 24,177,877   $(22,488,702)  $          -   $          -   $ (5,273,900)     1,354,829   $   (955,533)

To give effect of
  recapitalization                     -              -              -              -              -     (1,354,829)       955,533

Stock options exercised
  for cash                             -              -              -              -              -              -              -

Common stock issued for
  services and to
  liquidate liabilities        4,089,396              -              -              -       (211,538)             -              -

Common stock issued for
  note receivable                133,000              -              -       (138,000)             -              -              -

Interest earned on note
  receivable                           -              -              -         (5,985)             -              -              -

Deferred compensation
  realized                             -              -              -              -      5,344,384              -              -

Net loss                               -     (8,819,327)             -              -              -              -              -
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------


Balance, June 30 2001         28,400,273    (31,308,029)             -       (143,985)      (141,054)             -              -

Stock options exercised        1,988,000              -     (1,816,500)             -              -              -              -

Stock options issued             889,500              -              -              -              -              -              -

Common stock issued for
  services and to
  liquidate liabilities        4,437,577              -              -              -     (4,597,696)             -              -

Treasury stock issued                  -              -              -              -              -              -              -

Deferred compensation
  realized                             -              -              -              -      3,199,472              -              -

Other                                  -              -              -         (9,660)             -              -              -

Net Loss                               -     (6,309,109)             -              -              -              -              -

                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30 2002       $ 35,715,350   $(37,617,048)  $ (1,816,500)  $   (153,645)  $ (1,539,278)             -   $          -
                            ============   ============   ============   ============   ============   ============   ============

See notes to consolidated financials statements.

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (CONTINUED)
                               (TENTATIVE DRAFT)


                                  Treasury stock                Treasury stock
                                  Class A Common                Class B Common
                            ---------------------------   ---------------------------
                               Shares          Cost          Shares          Cost          Total
                            ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2000                 -   $          -              -   $          -   $ (3,961,061)

To give effect of
  recapitalization             1,231,662       (868,666)       123,167        (86,867)             -

Stock options exercised
  for cash                             -              -              -              -         20,715

Common stock issued for
  services and to
  liquidate liabilities                -              -              -              -      4,259,075

Common stock issued for
  note receivable                      -              -              -              -              -

Interest earned on note
  receivable                           -              -              -              -         (5,985)

Deferred compensation
  realized                             -              -              -              -      5,344,384

Net loss                               -              -              -              -     (8,819,327)
                            ------------   ------------   ------------   ------------   ------------


Balance, June 30 2001          1,231,662       (868,666)       123,167        (86,867)    (3,162,199)

Stock options exercised                -              -              -              -        341,000

Stock options issued                   -              -              -              -        889,500

Common stock issued for
  services and to
  liquidate liabilities                -              -              -              -        207,148

Treasury stock issued          3,500,000        (35,000)       350,000         (3,500)             -

Deferred compensation
  realized                             -              -              -              -      3,199,472

Other                                  -              -              -              -         (9,660)

Net Loss                               -              -              -              -     (6,309,019)

                            ------------   ------------   ------------   ------------   ------------

Balance, June 30 2002          4,731,662   $   (903,666)       473,167   $    (90,367)  $ (4,843,758)
                            ============   ============   ============   ============   ============

See notes to consolidated financials statements.

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (TENTATIVE DRAFT)


                                                        Years Ended June 30,
                                                        2002           2001
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(6,309,019)   $(8,819,327)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization of deferred compensation                  3,189,472      5,344,384
Bad debts                                                   --            3,000
Provision for impairments                                   --          155,000
Stock issued for services                                234,447      2,563,553
Stock options granted for services                       889,500           --
Changes in assets and liabilities
Accounts receivable - related party                         --            1,015
Accounts payable and accrued expenses                  1,508,051        435,283
Accounts payable - related party                         488,297        293,438
                                                     -----------    -----------
Net cash provided by (used in) operating
  activities                                                 748        (23,654)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                        --           20,715
                                                     -----------    -----------
Net cash provided by financing activities                   --           20,715
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                748         (2,939)

CASH AND CASH EQUIVALENTS, beginning of year                --            2,939
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of year               $       748    $      --
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

Cash paid for:

Interest                                             $      --      $      --
                                                     ===========    ===========
Taxes                                                $      --      $      --
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES

Common stock issued for services                     $ 4,667,802    $ 2,563,553
                                                     ===========    ===========
Common stock issued to liquidate liabilities         $   140,041    $ 1,695,522
                                                     ===========    ===========
Common stock issued for note receivable              $      --      $   138,000
                                                     ===========    ===========

See notes to consolidated financials statements.

                        NEUROTECH DEVELOPMENT CORPORATION
                                AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001

 1.  Organization and Nature of Operations:
     -------------------------------------

     a.  Organization
         ------------

         Neurotech Development Corporation (the "Company") was incorporated in Delaware on September 13, 1983 as Bellevue Medical Corporation. On October 9, 1984, the Company changed its name to Neurotech Corporation and on July 1, 1998, to Neurotech Development Corporation.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Neuroscientific Corporation (dormant) and Global Health Enterprises, Inc. ("Global"). Global's wholly-owned subsidiary, Health Systems Home Care, was sold effective July 1, 1998. The remaining operations of Global were discontinued on October 17, 1998 (see Note
 5). The Company has formed a new subsidiary, Doctors4Doctors.com, Inc., which has had no operations to date. All significant intercompany balances and transactions have been eliminated upon consolidation.

     b.  Nature of operations
         --------------------

         Prior to 1996, the Company was engaged in the assembly, marketing and sale of proprietary non-invasive medical research instruments and custom delay lines, and the distribution of non-ozone depleting refrigerant products. These businesses were discontinued in 1996. Effective June 1, 1996, the Company, through its newly formed subsidiary, Global, acquired the real property and operating assets and liabilities of Mary E. Dickerson Memorial Hospital, a 49 bed acute care hospital in Jasper, Texas. The hospital was doing business as Lakes Regional Medical Center. On October 17, 1998, the hospital was closed and all operations were discontinued (see Note 5).

         Since then, the Company has been engaged in the design and development of a rapid deployment healthcare system for the third world. Construction on its first hospital unit commenced in 2002.

 2.  Going Concern:
     -------------

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a shareholders' deficit and working capital deficit of approximately $4,844,000 at June 30, 2002. Effective October 17, 1998, creditors have taken substantially all of Global's assets and the Company and other subsidiaries have substantially no assets. In addition, the Company has continued to incur operating losses for periods subsequent to June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. F-8

     ----------------------

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

 3.  Summary of Significant Accounting Policies:
     ------------------------------------------

     a.  Cash and cash equivalents
         -------------------------

         Cash and cash equivalents include investments in highly liquid debt instruments with a maturity of three months or less.

     b.  Use of estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Net liabilities of discontinued operations include management's best estimate of the ultimate liability that may result from the closing of the Company's hospital operations and settlement of its obligations. The amounts the Company ultimately may be required to pay could differ materially in the near term from the amounts assumed in arriving at the net liability of discontinued operations at June 30, 2002.

     c.  Income taxes
         ------------

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

     d.  Advertising
         -----------

         The Company expenses advertising costs as incurred. For the years ended June 30, 2002 and 2001, the Company expensed $12,400 and $8,510, respectively.

     e.  Basic and diluted earnings (loss) per share
         -------------------------------------------

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

     f.  Stock-based compensation
         ------------------------

         The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     ---------------------------------------------------

     g.  Comprehensive income
         --------------------

         Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles, are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. The tax benefit or expense, as well as any reclassifications related to the components of other comprehensive income were not significant.

     h.  New accounting pronouncements
         -----------------------------

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. It will be effective in the first quarter of fiscal year 2003. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001. Also in July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charges are depreciated over the useful life of the asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. Statement No. 144 establishes an accounting model for impairment or disposal of long-lived assets including discontinued operations. In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is effective for fiscal years beginning after May 15, 2002. The statement rescinds and eliminates inconsistencies in existing pronouncements. The Company is currently evaluating the impact of Statements Nos. 142, 143 and 145. The Company does not believe that these pronouncements will have a material effect on the financial statements.

 4.  Revenue Recognition:
     -------------------

         The Company entered into an agreement with Shanghai Dadian Biological Technology Development Co. Ltd. ("Shanghai Dadian") for the construction of the Ren De Convalescent Hospital. In January 2002, Neurotech entered into an agreement with Shanghai Guangsha (Group) Co. Ltd. for the first phase of the construction of the hospital. This phase consists of civil engineering and site work and was completed as of June 30, 2002, with the subcontractor's fee totaling $5,500,000. The Company recognized revenues of $5,500,000 in connection with the first phase of this contract.

         Revenue from fixed price contracts are recognized on the percentage-of-completion method, measured primarily by the percentage of costs incurred to date to estimated total costs for each phase of the contract. This method is used because management considers expended amounts to be the best available measure of progress on these contracts.

         Contract  costs  include   subcontractor's  fees  related  to  contract
 performance. Selling, general and administrative costs are charged to expense as incurred.

     ----------------------------

         Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which revisions are determined. Income from final contract negotiations is included in revenues when resolved.

 5.  Discontinued Operations:
     -----------------------

         Effective July 1,1998, the Company discontinued and sold its home health care business and effective October 17, 1998, the Company discontinued and closed its hospital operations. In connection with the closing of the hospital, the Company's secured creditors assumed substantially all of the assets of Global, the Company's wholly-owned subsidiary.

     Net liabilities of discontinued operations consist of the following at June 30, 2002:

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

 6.  Investments:
     -----------

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

     --------------------

         In  December   2000  and  January  2001,   the  Company's   subsidiary,
 Doctors4Doctors.com, Inc. ("D4D") entered into new agreements with the shareholders of RHC whereby D4D would acquire the remaining interest in AIM for 200,000 shares of D4D common stock and complete the acquisition of RHC for an additional payment of $2,750,000 of which part would be cash and the remainder a note payable over four years. D4D attempted a private placement to raise the cash portion of the planned acquisition but was not successful and no cash was raised. Therefore, the acquisitions have not been completed and there can be no assurance that they will be completed in the future. Accordingly, at June 30, 2001, an impairment provision of $155,000 has been recorded to reduce the Company's investment in AIM to no value. Should the transactions ultimately be consummated, management believes that the full amount of the investment in AIM before the impairment provision will be applied to the acquisition as originally anticipated.

         In March 2001, the Company finalized the documentation of a joint venture with China Chen South America Construction Contracting Co. (CCS). The joint venture, called International Humanitarian Development Ltd. ("IHD"), was formed in Hong Kong. CCS is obligated to contribute cash, construction, finance, engineering and project management to IHD for a 50% ownership interest. The Company is obligated to contribute cash and assign its rights in various letters of understanding to IHD for a 50% ownership interest. To date, the Company has not made its cash contribution to IHD and, as of June 30, 2002, the joint venture has had no operations.

         In April 2001, the Company entered into an agreement with Shanghai Shipbuilding for the formation of a joint venture. The new joint venture will be incorporated in Hong Kong and will be equally owned by each party. The purpose of the joint venture will be to market, design, build and equip marine craft with health care applications. At June 30, 2002 the proposed joint venture has had no operations.

 7.  Contingencies:
     -------------

         DVI Business Credit Corp., and DVI Financial Services, Inc. have filed claims against the Company for alleged breaches of guarantee agreements relating to two promissory notes made by Global and guaranteed by the Company. DVI Business Credit Corp. has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global. The Court found that the promissory note is valid and enforceable. However, the amount owed is still in dispute. DVI has not provided to the Company an acceptable accounting for the collateral. The Company contends that the collateral assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company be completely unsuccessful, the ultimate exposure could range up to approximately $517,000 plus attorney's fees. At this point, it is uncertain as to the ultimate resolution of this matter and it is uncertain as to the amount, if any, that will finally be recovered by the Plaintiffs. The Company believes that it has adequately accrued its future obligations and that the ultimate resolution of this matter will not have a material effect on its financial position.

         The Company is involved in various lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

 8.  Income Taxes:
     ------------

         The provision for income taxes for the years ended June 2002 and 2001 was computed as follows:

                                                    2002             2001
                                                ------------     ------------

     Tax benefit at federal statutory rates     $  2,145,000     $  3,004,200
     Losses not providing tax benefits            (2,145,000)      (3,004,200)
                                                ------------     ------------
     Tax provision                              $          -     $          -
                                                ============     ============

         The components of the Company's deferred tax assets and liabilities at June 30, 2002 were:



    Net operating loss carryforward             $  11,489,000
    Impairment allowance                              449,000
    Officers' compensation                            600,000
    Allowance for doubtful accounts                    17,000
    Reserves for losses                                34,000
    Research and development credits                   62,000
                                                -------------
    Net deferred tax assets                        12,651,000
    Valuation allowance                           (12,651,000)
                                                -------------
    Net deferred taxes                          $           -
                                                =============
    Change in valuation allowance               $   2,118,700
                                                =============

         The change in the deferred tax valuation allowance for the year ended June 30, 2001 was $3,004,200.

         The Company has a net operating loss carryforward of approximately $33,776,000 which ultimately expires in 2022. In addition, the Company has research and development credit carryforwards of approximately $61,800 which ultimately expire in 2006.

         The Company's profits and losses on its foreign operations are subject to taxation by the local tax jurisdictions. No foreign taxes were reported for the years ended June 30, 2002 and 2001.

 9.  Related Party Transactions:
     --------------------------

         The Company's related party transactions consist primarily of advances from and repayments to related individuals and entities owned by common shareholders. The amounts due these related parties are separately stated on the accompanying consolidated balance sheet as accounts payable-related parties. Included in administrative expenses for the years ended June 30, 2002 and 2001 are $-0- and $18,000 of office rent to a related company. Included in interest expense for the year ended June 30, 2001 is $17,252 of interest on accounts payable to related parties.

 10. Stockholders' Deficiency:
     ------------------------

         In April 2002, the Company approved a recapitalization plan. Pursuant to such plan, the Articles of Incorporation were amended authorizing the issuance of 200,000,000 shares of which 180,000,000 shares are Class A common stock par value $.01 ("Class A"), 18,000,000 shares are Series 1 Class B common stock par value $.01 ("Class B"), and 2,000,000 shares are preferred stock ("Preferred"). The Class A and Class B shares have the same rights, except that each Class B share is convertible into one Class A share. The Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2002, no shares of preferred stock have been issued.

         In May 2002, effective with such plan, all stockholders were entitled to exchange 1.1 shares of their existing common stock ("Common") for 1 share of Class A common stock and 1/10 share of Series 1 Class B common stock. As a result of this recapitalization, there was no change in the total shares of common stock held by each shareholder. The accompanying financial statements gives effect to the recapitalization for periods prior to June 2002.

         The Company has had minimal cash availability for several years. Because of lack of cash, common stock of the Company has been utilized where possible as payment for expenses of the Company, including salaries

         In July 2000, the Company issued 7,997,250 shares of common stock to liquidate liabilities.

         In August 2000, options to purchase 1,000,000 shares of common stock were exercised for $10,000.

         In September 2000 and June 2001, the Company issued 300,000 and 200,000 shares of common stock in exchange for notes receivable for $138,000. The notes bear interest at 7%. The notes and unpaid interest earned are reported as an offset against stockholders' equity (deficit).

         In October 2000, the Company issued 107,334 shares of common stock to two shareholders who then paid liabilities of the Company. Also, in October 2000, the Company issued 1,278,000 shares of common stock in exchange for consulting services and options to purchase 1,071,000 shares of the Company's common stock were exercised for $10,715.

         In December 2000, the Company issued 1,128,205 shares of common stock for consulting services to be performed over a 24-month period. Also, in December 2000, the Company issued 10,825,350 shares of common stock for officers' salaries and expense reimbursements.

         In January 2001, the company issued 45,000 shares of common stock to liquidate liabilities.

         In April 2001, the Company issued 460,000 shares of common stock as compensation for services performed.

         In June 2001, the Company issued 16,480,000 to officers and others as compensation for services performed.

         In August 2001, 13,300,000 options were exercised and 3,650,000 common shares related to a previously expired option were issued. The proceeds resulting from the exercise of the options and the stock issuance of $1,816,500 have not been paid to the Company as of June 30, 2002. Accordingly, that amount has been recorded as a receivable from stockholders and reported as an offset against stockholders' deficit.

     ---------------------------------

         In August and September  2001, the Company issued  1,993,539  shares of
 common  stock  as   compensation   for  services   rendered  and  to  liquidate
 liabilities.

         In January and February 2002, the Company issued 1,052,000 shares of common stock as compensation for services. In addition, 250,000 shares of common stock were issued to an employee to replace 200,000 shares he had transferred to a third party as compensation for services rendered to the Company.

         In May 2002 the Company issued 4,000,000 shares of common stock as compensation for services.

         In June 2002 the Company issued 29,431,269 shares of Class A common stock to officers and shareholders to replace shares they had transferred to third parties as compensation for services rendered to the Company.

         All issuances of common stock as compensation for services performed or to liquidate liabilities were valued at the closing market price on the day the Company entered into binding agreements to issue the shares.

 11. Stock Options:
     -------------

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

         In January 2000, the Company granted 10,000,000 stock options to a consulting company to provide investment banking and advisory services for one year. The options were exercisable at $0.01 per share over the following terms:

     a.  3,000,000   within  90  days  from  the  execution  of  the  consulting agreement; and

     b. 7,000,000 upon the earlier to occur of (i) the listing of the Company on the NASD Small Cap Market or (ii) one year from the date of the consulting agreement.

         The fair value of the options granted of $8,000,000 was recorded as deferred compensation was amortized over the one-year period of the consulting agreement. For the years ended June 30, 2001 and 2000, approximately $4,378,000 and $3,622,000, respectively, was charged to expense related to this consulting agreement. The fair value of consulting costs deferred and charged to operations were calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected life of one year; volatility of 214.63%; and a risk-free interest rate of 6.5%. As of June 30, 2001, 5,071,500 options granted under this agreement have been exercised and the remaining 4,928,500 options have expired. However, in August 2001 the Company permitted the consultant to exercise 3,650,000 of these previously expired options. The Company recorded a charge to operations of $547,500 in connection with this exercise.

     ----------------------

         In January 1999, the Company granted 2,250,000 options to officers and directors and in December 1997, the Company granted 2,250,000 options to officers and directors and 200,000 options to non-employees. These options may be exercised for a five-year period from the date of grant at $0.20 per share.

         On August 15, 2001, the Company granted 5,700,000 options to officers and employees to purchase common stock of the Company at an exercise price of $.10 per share. The options are exercisable for five years from the date of issuance. The market value of the Company's common stock exceeded the exercise price on the grant date and $342,000 was recorded as compensation expense. All of these options were exercised on August 17, 2001.

         A summary of the status of the Company's stock options, excluding the August 2001 exercise of previously expired options as discussed above, is as follows:

                                                            Years Ended June 30,
                                            ----------------------------------------------------
                                                     2002                          2001
                                            ----------------------        ----------------------

                                                          Weighted                      Weighted
                                                          Average                       Average
                                             Shares       Exercise         Shares       Exercise
                                             (000)         Price           (000)         Price
                                            --------      --------        --------      --------
    Outstanding, beginning                     7,800      $    .16          11,700      $    .09
       Granted                                 5,700           .10           3,100           .10
       Exercised                              13,300           .13           2,072           .01
       Forfeited                                  -           -              4,928           .01
                                            --------      --------        --------      --------

    Outstanding, ending                          200      $                  7,800           .16
                                            ========      ========        ========      ========

    Options exercisable at year end              200      $    .20           7,800      $    .16
                                            ========      ========        ========      ========

    Weighted average fair value of
       options granted during the year                    $    .20                      $    .17
                                                          ========                      ========

         At June 30, 2002, 200,000 options outstanding have a weighted average exercise price of $0.20 per share and a weighted average remaining contractual life of .5 years.

         The options issued to employees on August 15, 2001 were exercised on August 17, 2001. Because of the short period outstanding, as was anticipated by the Company, the fair value of the options was equivalent to their intrinsic value ($342,000), and accordingly they have no effect on the pro forma results of operations for the year ended June 30, 2002.

         For the year ended June 30, 2001, had compensation costs for the Company's stock options been determined based on the fair value at the grant date, the Company's net loss and net loss per share would have been as follows:

    Pro forma net loss                           $ (9,024,149)
                                                 ============

    Pro forma basic loss per share               $      (0.12)
                                                 ============

         Compensation cost for the year ended June 30, 2001, under the fair value method was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%; expected life of 5 years; volatility of 189.75%, and a risk-free interest rate of 6.53%. F-16

 12. Subsequent Event:
     ----------------

         In August 2002, the Board of Directors authorized the issuance of 4,000,000 and 6,000,000 share of its common stock to its wholly and partially owned subsidiaries, Neurotech Shanghai and Empire Management Co, Ltd., respectively, to provide for the capitalization for those entities.

 ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has changed its auditing firm to Holtz Rubenstein & Co., LLP, Melville, New York and has had no disagreements with its present or prior accounting firm as to the presentation or content of financial disclosure. Notice of change of auditors has been filed approximately contemporaneously with this filing on Form 8-K and reference is made to such filing, the contents of which are incorporated herein by reference for the reasons for the change in auditors and any related Exhibits.


                                    PART III

 ITEM 9 DIRECTORS AND OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934


 Name                                                 Position
 ----                                                 --------
 Bernard Artz                                         Chairman, CEO
 Lawrence Artz                                        Vice President, Director
 Jack Fishman                                         Director

         Bernard Artz, age 78, has been the chairman and CEO of the Company since 1994. From 1993 to 1996, he was a vice president and director of Travel Safety Corp. From 1994 to the present he has been a director and co-chairman of Lundell Technologies, Inc., a public company.

         Lawrence Artz, age 52, has been an officer and director of the company since 1994. From 1994 to the present Mr. Artz has been a director and vice president of Lundell technologies, Inc, a public company. From 1993 to the present Mr. Artz has been the managing director of Safety and Technology Group, Ltd., of Hung Kong, a manufacturer of non-ozone depleting refrigerants and children's safety products. From 1993 to present he has been a director of Global Investment Fund, Ltd. From 1991 to 1993 he was a managing director of Starcomm Ltd, a manufacturer of children's safety products. From 1987 to 1991 he was a managing director of Asia Industries Group, Ltd. From 1981 to 1985 he was director of marketing for Conair Corporation. Lawrence Artz is the son of Bernard Artz.

         Jack Fishman, age 73 had been an officer and director of the Company from 1994 to 1999 when he resigned his positions for health reasons. Since July 2000 he was appointed and remains a director of the Company. Mr. Fishman is a Certified public Accountant.


 Compliance with Section 16(a) of the Exchange Act
 -------------------------------------------------

         Management believes that all relevant parties have failed to file any reports required under section 16(a) of the Securities Exchange Act of 1934 since 1997 and the Company has been unable to reconstruct what filings should have been made in prior periods.


 ITEM 10  EXECUTIVE COMPENSATION


                                                      SUMMARY COMPENSATION TABLE

                                   Annual compensation                        Long term compensation
                                                                                      AWARDS
                                                                                           Securities
                                                                           Restricted      underlying        Other
                                              Salary   Bonus     Total     stock award   options / SARs   Compensation
   Name and principal position     Year        ($)      ($)       ($)          ($)             (#)
Bernard Artz , Chairman            2000        $-0-     -0-       -0-          -0-          950,000 (5)   $525,000 (2)
                                   2001        $-0-     -0-       -0-          -0-        1,500,000 (6)   $300,000 (3)

Lawrence Artz, Vice President      2000        $-0-     -0-       -0-          -0-          950,000 (5)   $413,034 (2)
                                   2001        $-0-     -0-       -0-          -0-        1,500,000 (6)   $300,000 (3)

Jack Fishman (8)                   2000        $-0-     -0-       -0-          -0-             -0-         $10,500 (7)
                                   2001        $-0-     -0-       -0-          -0-             -0-         $20,000 (9)


                                               Value of                 FY 2002
                                    Accrued    Options                  Options
                                    Salary     Granted     Total        Issued       Percent
                                    -------    -------     -------     ---------     -------
 Bernard Artz, Chairman, CEO        400,000     90,000     490,000     1,500,000      26.3%
 Lawrence Artz, V.P., Director      400,000     90,000     490,000     1,500,000      26.3%
 Jack Fishman, Director                   -          -           -             -       0.0%
                                    -------    -------     -------     ---------     -------
                                    800,000    180,000     980,000     3,000,000      52.6%
                                    -------    -------     -------     ---------     -------

                                                           Other       2,700,000      47.4%

                                                           Total       5,700,000     100.0%
                                                                       ---------     -------

 ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 12, 2002, the name and number of shares of the Com0pany's Common Stock, $.01 par value, held of record or beneficially by each director, each named executive officer and all officers and directors as a group. Other than officers and directors, the Company knows of no other stockholder who holds of record or beneficially more than five (5%) percent of the issued and outstanding shares of the Company's common stock. Approximately forty-two (42%) percent of the Company's outstanding common stock is held in the name of Cede & Company.

 Name                                    No. of Shares of Common            (2)
 and Address  (1)                        Stock Beneficially Owned     Percent of Class
 ----------------                        ------------------------     ----------------
 Officers, Directors and Nominees:

 Bernard Artz                                   19,439,607                 11.56%
 Lawrence M. Artz                               17,443,956                 10.38%
 Jack Fishman                                      100,000                   .08%
                                               -----------                --------

 Directors and Officers as a Group:             36,903,563                 21.99%
 Three (3) Persons.

 (1) The address for each of the named officers is 10 Cedar Swamp Road, Glen Cove, New York 11542
 (2) Based upon 168,116,023 shares outstanding as of November 12, 2002


 ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time officers, members of the board of directors and shareholders have advanced money to the Company and have been compensated by the issuance of common stock or stock options in the amount of said advance plus twenty percent of said sum. Officers, board members and shareholders have from time to time issued their securities to others on behalf of the Company and it is the policy of the Company to reimburse these persons for such advances by the issuance of common stock or stock options.


 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of November 2002.

NEUROTECH DEVELOPMENT CORPORATION


                          By:  /s/ Bernard Artz
                          ----------------------------------------------------
                               Bernard Artz, Chairman, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          By:  /s/ Bernard Artz
                          ------------------------------------------------------
                               Bernard Artz, Chairman, Chief Executive Officer & Chief Financial Officer

                          Date:     November 19, 2002



                          By:  /s/ Lawrence M. Artz
                          -------------------------------------
                               Lawrence M. Artz, Vice President

                          Date:     November 19, 2002

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

CERTIFICATIONS

         I, Bernard Artz, certify that:

1. I have reviewed this annual report on Form 10-KSB of Neurotech Development Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                  /s/ Bernard Artz
                                        -----------------
                                        Bernard Artz, Chairman, Chief Executive
                                        Officer & Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Neurotech Development Corporation on Form 10-KSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                             Date:   November 19, 2002

                                     /s/ Bernard Artz
                                     ---------------------------
                                     Bernard Artz, Chairman, Chief Executive
                                     Officer & Chief Financial Officer