Form 10KSB/A
period 2002-06-30
NEUROTECH DEVELOPMENT CORP
filed 2003-01-31
CIK 758953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

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

166,797,095 shares of issuer's common stock were outstanding at January 29, 2003.

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

PART III
--------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT                                        30

ITEM 10.    EXECUTIVE COMPENSATION                                     31
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                      32
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             32
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                           32
ITEM 14.    CONTROLS AND PROCEDURES                                    32

SIGNATURES                                                             33
CERTIFICATIONS                                                         34

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

                         Historical Nature of Operations

Prior to 1996, the Company was engaged in the assembly and marketing and sale of proprietary non-invasive medical research instruments and custom delay lines and the distribution of non-ozone depleting refrigerant products. These businesses were discontinued in 1996. Effective June 1,1996, the Company, through its newly acquired subsidiary Global Health, acquired the real property and operating assets and liabilities of Mary E. Dickerson Memorial Hospital, a 49 bed acute care hospital in Jasper, Texas, doing business as Lakes Regional Medical Center. Bank of America and retained a mortgage on the hospital to secure indebtedness of approximately $1.7 million. Global Health defaulted on its obligations to Bank of America in 1997. On October 17, 1998, the hospital was closed and all operations were discontinued. Bank of America foreclosed and recovered title to the hospital.

                               Current Operations

                         The Neurotech Healthcare System

The Company has spent the last six years in the design and development of a rapid deployment healthcare system for the developing world. The system which has been developed consists of a series of linked institutions, consisting of modular hospitals and tertiary hospitals. The deployment times for these hospitals are faster, and the deployment costs are lower than for conventional construction. The Company plans to deploy prefabricated building systems purchased in the United States. The Company has also developed hospital management, patient management, and operational techniques which will allow the hospitals to operate and treat a larger number of patients. Additionally, the Company has a proprietary plan for medical education for doctors and staff at these facilities, as well as an ongoing program for continuing education.

Neurotech has letters of understanding with Indonesian and Chinese companies or authorities to implement its health care system and provide modular hospitals. These letters of understanding are generally contingent upon a complete feasibility study, payment of a deposit, final documentation and financing. In Indonesia, the Company has executed two such letters of understanding with Techni-Lube Singapore PTE, Ltd. for three tertiary hospitals in Jakarta and one in Badung, as well as eight modular hospitals in those cities collectively. In China, Neurotech has letters of understanding with the Hongyan Economic Industry & Trade Co., Ltd., the Xian Municipal Government, the Zhen Jiang Province Riyueming Economic and trade Co., Ltd., the People's Government of Jiading, Shanghai, The No. 4 People's Hospital in Tai-Xing City, Ren'ai Tumours Therapeutic Centre, the Jiangsu Development Authority, the Shanghai Dadran Biological Technology Development Co., Ltd., and the Zhongshan Hospital
affiliated to the Medical Center of Fudan University for various types of facilities and services. The Company is obligated to assign most of these letters of understanding to International Humanitarian Ltd., the Company's 50/50 joint venture with China Chen South American Construction Contracting Co., which understanding remains uncancelled to this date.

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

The Company had planned to begin construction of the hospitals in Indonesia and China described above in March 2000 and June 2000 respectively. However, estimated construction start dates had been revised to early to mid 2002 and now to late 2003 for the same reasons as previously set forth concerning Indonesia and the change in the Company's strategy in China such China delays are primarily associated with the implementation of payment facilities acceptable to the Company. The Company anticipates that it will be paid in advance for each phase of the construction work and that it will not have to raise any additional funds to support these projects. The Company did however begin construction of the Ren De Convalescent Hospital in Shanghai, and is confident that its progress and new methodologies of doing business will reflect well in the entire market. In November 2002 this contract was canceled and all parties were released of any and all obligations.

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

Cause No. 21,538, Lisa Stanley and her Husband Christopher W. Stanley v. Ron McMurray and Lakes Regional Medical Center f/k/a Mary E. Dickerson Hospital, Ltd., d/b/a/ Mary E. Dickerson Hospital, in the District Court of Jasper County, Texas, is a personal injury action in which plaintiffs allege that Mrs. Stanley suffered damage to her perineum during childbirth as a result of the delivery of her infant being rushed and forceps being utilized on the fetus when it was in too high a position resulting in too much strain on Mrs. Stanley's perineum with resulting laceration to it. At the time of the alleged negligence, the hospital was owned by Global Health and it is alleged that the treating physician Dr. McMurray and other hospital employees were negligent in failing to recognize the high position of the fetus that necessitated the use of forceps and over stimulating Mrs. Stanley labor resulting in the use of forceps and injury to Mrs. Stanley's perineum. The matter is being vigorously defended and the Company expects a favorable outcome including a defense of the expiration of the applicable statute of limitations against the plaintiffs.

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

A clerical employee in China was issued 40,000 shares valued at $6,000 for services rendered to the Company.

A clerical employee in China was issued 13,328 shares valued at $2,000 for services rendered to the Company.

Allison B. Krug was issued 40,000 shares valued at $6,000 for website design services rendered to the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OR PLAN OF OPERATIONS

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions and future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of, demand for, and acceptance of the Company's products and services, regulatory approvals, including those of foreign governments and regulatory changes, risks relating to international investments and business operations, dependence upon suppliers and strategic partners, adverse economic conditions, the impact of competition, the ability to obtain financing, the ability to reach final agreements, the costs of financing and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revision to these forward-looking statements that may be made to reflect future events or circumstances.

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

In view of these matters, the continued existence of the Company is dependent upon its ability to obtain financing and meet its financing requirements and, ultimately, the success of its planned future operations. Management hopes that actions presently being taken to develop its line of business, constructing prefabricated hospitals in developing world countries, provide the Company the opportunity to continue as a going concern. No assurances can be made that any financing will be completed or that the Company will have enough capital to continue operations.

        Result of Operations for the years Ended June 30, 2002 and 2001

The Company had $5,500,000 in revenues for the year ended June 30, 2002, compared to no revenues for the year ended June 30, 2001. The 2002 revenues reflect the work performed on the intitial phase of the Ren De hospital project. This project was canceled in November and no further revenues or costs will be recognized or incurred as all parties were released of any and all obligations related to this project.

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

While the Company has generated revenues in 2002, it has embarked on a new strategy to enhance its contractual positions and be able to deliver with a minimum of contingent liability all the goods and services so stated in the Company's contracts. In the future, the Company will act as administrator for all of its contracts and will sell off its general contract rights to local contractors in each venue. The Company will remain as a vendor for training, management, medical equipment and certain supplies. The net effect of this action will cause the Company's contracts to be valued at 35% of their value as this is what the new projected revenue would be. The Company expects to make a 10% administrative fee on the work done and a profit of 30% on its management services, training, and equipment sales for which it will be a vendor. The Company anticipates that profits formerly projected would be reduced by 5% while the liability and contingent liabilities are reduced by 75%.

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

                           Doctors4Doctors Activities

The Company has had numerous discussions with a former Dean of Harvard medical School to take over as operating president for Doctors4Doctors.com Inc., To date the said individual has been working without compensation and has achieved a basis of services and structure for the physicians' network. The Company feels that operations will start in the early part of 2003, as an equity financing methodology is underway. Such financing includes a basis of the sale of services to help physicians meet new federal guidelines.

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

In December 2000 and January 2001, the Company's subsidiary, Doctors4Doctors.com, Inc. ("D4D") entered into new agreements with the shareholders of RHC where D4D would acquire the remaining interest in AIM for 200,000 shares of D4D common stock and complete the acquisition of RHC for an additional payment of $2,750,000 of which part would be cash and the remainder a note payable over four years. DVD attempted a private placement to raise the cash portion of the planned acquisition but was not successful, and no cash was raised. Therefore, the acquisitions have not been completed, and there can be no assurance that they will be completed in the future. Accordingly, at June 30, 2001, an impairment provision of $155,000 has been recorded to reduce the Company's investment in AIM to no value.

Doctors4Doctors.com, Neurotech's physician services website for licensed physicians only, has opened its website for registration and is piloting services in beta form at this time. Work has begun in Chinese Language architecture for its website, and the Company is attempting to position itself with a strategic partner to act as a value added reseller. China, which has approximately 3 million licensed physicians, is seen as the largest new market for these services. China has numerous medical websites, many of which are operating profitably. D4D's telemedicine and continuing education are seen as the largest potential usage items in this marketplace. The Company is positioning all of its new healthcare facilities as institutional members of Doctors4Doctors, and is in the process of trying to create institutional membership software that potentially could be used by healthcare institutions around the world. The Company is currently negotiating for the license of the physicians' network, which is anticipated to restore the value of the investment, as well as allow the Company to market the services it has developed through the physician network.

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

ITEM 7 FINANCIAL STATEMENTS

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES


              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS


                       YEARS ENDED JUNE 30, 2002 AND 2001

                                    CONTENTS



                                      Page

FINANCIAL STATEMENTS:

     Independent Auditors' Reports

     Consolidated Balance Sheet                                     F-1

     Consolidated Statements of Operations                          F-2

     Consolidated Statement of Stockholders' Deficit                F-3

     Consolidated Statements of Cash Flows                          F-6

     Notes to Consolidated Financial Statements                     F-7

                         REPORT OF INDEPENDENT AUDITORS'

The Board of Directors and Stockholders
Neurotech Development Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Neurotech Development Corporation as of June 30, 2002, and the related consolidated statement of operations, stockholders' deficit and cash flows for the year ended June 30, 2002. These consoidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neurotech Development Corporation at June 30, 2002 and the results of its operations and its cash flows for the year then ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 2. The Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/Sherb & Co., LLP
                                           ----------------------------
                                           Sherb & Co., LLP
                                           Certified Public Accountants


January 27, 2003
New York, New York

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Neurotech Development Corporation and Subsidiaries
Glen Cove, New York

We have audited the accompanying consolidated consolidated statements of operations, stockholders' deficit and cash flows of Neurotech Development Corporation and Subsidiaries the year ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Neurotech Development Corporation and Subsidiaries for the year then ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring operating since inception. The stockholders' deficit was $3,162,199 at June 30, 2001. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Weaver and Tidwell, L.L.P.
   Weaver and Tidwell, L.L.P.

Fort Worth, Texas
October 5, 2001

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                     ASSETS

CURRENT ASSETS:


Cash                                                       $        748
                                                           ------------
Total current assets                                                748
                                                           ------------

Total assets                                               $        748
                                                           ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:


Accounts payable                                           $  1,010,620
Accrued expenses                                                356,267
Accrued salaries officers                                     1,425,000
Accounts payable - related parties                              693,424
Net liabilities of discontinued operations                    1,359,195
                                                           ------------
Total current liabilities                                     4,844,506

STOCKHOLDERS' DEFICIT
Common stock - Class A; par value $0.01 per share;
authorized 180,000,000 shares; issued 144,620,734             1,446,207
Common stock - Class B; par value $0.01 per share;
authorized 18,000,000 shares; issued 11,518,946                 115,189
Preferred stock; par value $0.01 per share;
authorized 2,000,000 shares issued and outstanding -0-              -
Additional paid-in capital                                   36,087,366
Accumulated deficit                                         (37,617,048)
                                                            ------------
                                                                 31,714

Accounts receivable from exercise of stock options           (1,816,500)
Note receivable from sale of common stock                      (153,645)
Deferred compensation                                        (1,911,294)
Treasury stock - Class A; 90,909 shares, at cost               (903,666)
Treasury stock - Class B; 9,091 shares, at cost                 (90,367)
                                                           ------------

Total stockholders' deficit                                  (4,843,758)
                                                           ------------

Total liabilities and stockholders' deficit             $           748
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

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                 Common stock            Common stock - Class A      Common stock - Class B       Preferred stock
                          --------------------------    -------------------------   -------------------------   --------------------
                            Shares        Amount         Shares        Amount        Shares           Amount     Shares    Par Value
                          -----------    -----------    -----------   -----------   -----------   -----------   --------   ---------
Balance, June 30, 2000     57,919,733    $   579,197              -   $         -             -   $         -          -   $       -

To give effect of
  recapitalization        (57,919,733)      (579,197)    52,654,302       526,543     5,265,431        52,654          -           -

Stock options exercised
  for cash                          -              -      1,883,153        18,832       188,316         1,883          -           -

Common stock issued for
  services and to
  liquidate liabilities             -              -     34,656,063       346,561     3,465,607        34,656          -           -

Common stock issued for
  note receivable                   -              -        454,545         4,545        45,455           455          -           -

Interest earned on note
  receivable                        -              -              -             -             -             -          -           -

Deferred compensation
  realized                          -              -              -             -             -             -          -           -

Net loss                            -              -              -             -             -             -          -           -
                          -----------    -----------    -----------   -----------   -----------   -----------   --------   ---------


Balance, June 30 2001               -              -     89,648,063       896,481     8,964,809        89,648          -           -

Stock options exercised             -              -     15,409,091       154,091     1,540,909        15,409          -           -

Stock options issued                -              -              -             -             -             -          -           -

Common stock issued for
  services and to
  liquidate liabilities             -              -     36,063,580       360,635       663,228         6,632          -           -

Treasury stock issued               -              -      3,500,000        35,000       350,000         3,500          -           -

Deferred compensation
  realized                          -              -              -             -             -             -          -           -

To give effect of
   Recapitalization                 -              -              -             -             -             -          -           -

Other                               -              -              -             -             -             -          -           -

Net Loss                            -              -              -             -             -             -          -           -

                          -----------    -----------    -----------   -----------   -----------   -----------   --------   ---------

Balance, June 30 2002               -    $         -    144,620,734   $ 1,446,207    11,518,946   $   115,189          -   $       -
                          ===========    ===========    ===========   ===========   ===========   ===========   ========   =========

                See notes to consolidated financials statements.

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (CONTINUED)

                                                           Accounts
                                                          receivable
                                                             from
                             Additional                   exercise of                                    Treasury stock - Common
                              Paid-in                        stock           Note         Deferred     ---------------------------
                              Capital        Deficit        options       Receivable    Compensation      Shares          Cost
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2000      $ 24,177,877   $(22,488,702)  $          -   $          -   $ (5,273,900)     1,354,829   $   (955,533)

To give effect of
  recapitalization                     -              -              -              -              -     (1,354,829)       955,533

Stock options exercised
  for cash                             -              -              -              -              -              -              -

Common stock issued for
  services and to
  liquidate liabilities        4,089,396              -              -              -       (211,538)             -              -

Common stock issued for
  note receivable                133,000              -              -       (138,000)             -              -              -

Interest earned on note
  receivable                           -              -              -         (5,985)             -              -              -

Deferred compensation
  realized                             -              -              -              -      5,344,384              -              -

Net loss                               -     (8,819,327)             -              -              -              -              -
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------


Balance, June 30 2001         28,400,273    (31,308,029)             -       (143,985)      (141,054)             -              -

Stock options exercised        1,988,000              -     (1,816,500)             -              -              -              -

Stock options issued             889,500              -              -              -              -              -              -

Common stock issued for
  services and to
  liquidate liabilities        4,809,593              -              -              -     (4,969,712)             -              -

Treasury stock issued                  -              -              -              -              -              -              -

Deferred compensation
  realized                             -              -              -              -      3,199,472              -              -

To give effect of
   Recapitalization                    -              -              -              -              -              -              -

Other                                  -              -              -         (9,660)             -              -              -

Net Loss                               -     (6,309,019)             -              -              -              -              -

                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30 2002       $ 36,087,366   $(37,617,048)  $ (1,816,500)  $   (153,645)  $ (1,911,294)             -   $          -
                            ============   ============   ============   ============   ============   ============   ============

                See notes to consolidated financials statements.

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (CONTINUED)


                                  Treasury stock                Treasury stock
                                  Class A Common                Class B Common
                            ---------------------------   ---------------------------
                               Shares          Cost          Shares          Cost          Total
                            ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2000                 -   $          -              -   $          -   $ (3,961,061)

To give effect of
  recapitalization             1,231,662       (868,666)       123,167        (86,867)             -

Stock options exercised
  for cash                             -              -              -              -         20,715

Common stock issued for
  services and to
  liquidate liabilities                -              -              -              -      4,259,075

Common stock issued for
  note receivable                      -              -              -              -              -

Interest earned on note
  receivable                           -              -              -              -         (5,985)

Deferred compensation
  realized                             -              -              -              -      5,344,384

Net loss                               -              -              -              -     (8,819,327)
                            ------------   ------------   ------------   ------------   ------------


Balance, June 30 2001          1,231,662       (868,666)       123,167        (86,867)    (3,162,199)

Stock options exercised                -              -              -              -        341,000

Stock options issued                   -              -              -              -        889,500

Common stock issued for
  services and to
  liquidate liabilities                -              -              -              -        207,148

Treasury stock issued          3,500,000        (35,000)       350,000         (3,500)             -

Deferred compensation
  realized                             -              -              -              -      3,199,472

To give effect of
   Recapitalization          (4,640,753)              -      (464,076)              -              -

Other                                  -              -              -              -         (9,660)

Net Loss                               -              -              -              -     (6,309,019)

                            ------------   ------------   ------------   ------------   ------------

Balance, June 30 2002             90,909   $   (903,666)         9,091   $    (90,367)  $ (4,843,758)
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
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION

Cash paid for:
Interest                                             $      --      $      --
                                                     ===========    ===========
Taxes                                                $      --      $      --
                                                     ===========    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES

Common stock issued for services and
To liquidate liabilities                             $ 4,969,712    $ 4,259,075
                                                     ===========    ===========
Common stock issued for note receivable              $      --      $   138,000
                                                     ===========    ===========
Accounts receivable for exercise
Of stock options                                     $1,816,500    $       --
                                                     ===========    ===========


                See notes to consolidated financials statements.

               NEUROTECH DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2002 AND 2001

1. Organization and Nature of Operations:

a. Organization

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

Since then, the Company has been engaged in the design and development of a rapid deployment healthcare system for the third world. Construction on its first hospital unit commenced in 2002. After the completion of the first phase of construction the project was canceled and all parties were released of any and all obligations related to this project,

2. Going Concern:

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

a. Cash and cash equivalents

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

e. Basic and diluted loss per share

Basic loss per share are computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed after giving effect to all dilutive potential common shares that were outstanding during the period. However, the computation of diluted loss per share shall not assume conversion of potential common shares if conversion would have an antidilutive effect on loss per share. Therefore, diluted loss per share has not been presented because the effect would have been antidilutive in all periods presented.

f. Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation expense for employees is based on the difference between the fair value of the Company's stock and the exercise price if any, on the date of the grant. The Company accounts for stock issued to non-employees at fair value in accordance with SFAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

g. Comprehensive income

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

h. Recently issued accounting pronouncements

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

4. Revenue Recognition:

The Company entered into an agreement with Shanghai Dadian Biological Technology Development Co. Ltd. ("Shanghai Dadian") for the construction of the Ren De Convalescent Hospital. In January 2002, Neurotech entered into an agreement with Shanghai Guangsha (Group) Co. Ltd. for the first phase of the construction of the hospital. This phase consists of civil engineering and site work and was completed as of June 30, 2002, with the subcontractor's fee totaling $5,500,000. The Company recognized revenues of $5,500,000 in connection with the first phase of this contract. As of June 30,2002, the entire contract was canceled and the Company has no further obligations or contingencies with respect to the aforementioned contract.

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
                                                      ============



The Company's subsidiary, Global, had been in default under the terms of one or more of its note payable agreements with secured creditors since 1996. When the hospital closed in October 1998, DVI Business Credit Corp. foreclosed on obligations due them of approximately $516,760, including principal and interest, and assumed control of collateral consisting of cash, accounts receivable and major movable equipment with a recorded value of approximately $365,025. The remaining obligation to DVI, if any, is in dispute. In January 1999, DT Investments, the holder of two notes originally payable to the Bank of America National Trust and Savings Association totaling approximately $2,098,760, including principal, interest, and unpaid property taxes as of October 30, 1998, assumed control of collateral consisting of land, land improvements, buildings, and building improvements and other assets with a recorded value of approximately $1,919,850. The Company has included $151,735 in net liabilities of discontinued operations related to these matters. The remaining net liabilities of discontinued operations consist of amounts due to unsecured creditors of Global. While the amounts for which the Company could ultimately be obligated could differ from the amounts assumed in establishing the net liability, management believes that the recorded amount will be sufficient to cover future obligations, if any.

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

In December 2000 and January 2001, the Company's subsidiary, Doctors4Doctors.com, Inc. ("D4D") entered into new agreements with the shareholders of RHC whereby D4D would acquire the remaining interest in AIM for 200,000 shares of D4D common stock and complete the acquisition of RHC for an additional payment of $2,750,000 of which part would be cash and the remainder a note payable over four years. D4D attempted a private placement to raise the cash portion of the planned acquisition but was not successful and no cash was raised. Therefore, the acquisitions have not been completed and there can be no assurance that they will be completed in the future. Accordingly, at June 30, 2001, an impairment provision of $155,000 has been recorded to reduce the Company's investment in AIM to zero. Should the transactions ultimately be consummated, management believes that the full amount of the investment in AIM before the impairment provision will be applied to the acquisition as originally anticipated.

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

10. Stockholders' Deficit:

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

In September 2000 and June 2001, the Company issued 300,000 and 200,000 shares of common stock in exchange for notes receivable for $138,000. The notes bear interest at 7%. The notes and unpaid interest earned are reported as an offset against stockholders' deficit.

In October 2000, the Company issued 107,334 shares of common stock to two shareholders who then paid liabilities of the Company. Also, in October 2000, the Company issued 1,278,000 shares of common stock in exchange for consulting services and options to purchase 1,071,000 shares of the Company's common stock which were exercised for $10,715.

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

In June 2001, the Company issued 16,480,000 shares of common stock to officers and others as compensation for services performed.

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

The fair value of the options granted of $8,000,000 was recorded as deferred compensation and amortized over the one-year period of the consulting agreement. For the years ended June 30, 2001 and 2000, approximately $4,378,000 and $3,622,000, respectively, was charged to expense related to this consulting agreement. The fair value of consulting costs deferred and charged to operations were calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected life of one year; volatility of 214.63%; and a risk-free interest rate of 6.5%. As of June 30, 2001, 5,071,500 options granted under this agreement have been exercised and the remaining 4,928,500 options have expired. However, in August 2001 the Company permitted the consultant to exercise 3,650,000 of these previously expired options. The Company recorded a charge to operations of $547,500 in connection with this exercise.

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

A summary of the status of the Company's stock options, excluding the August 2001 exercise of previously expired options as discussed above, is as follows:

                                                        Years Ended June 30,
                                        ----------------------------------------------------
                                                 2002                          2001
                                        ----------------------        ----------------------

                                                      Weighted                      Weighted
                                                      Average                       Average
                                         Shares       Exercise         Shares       Exercise
                                         (000)         Price           (000)         Price
                                        --------      --------        --------      --------
Outstanding, beginning                     7,800      $    .16          11,700      $    .09
   Granted                                 5,700           .10           3,100           .10
   Exercised                            (13,300)           .13          (2,072)          .01
   Forfeited                                  -           -             (4,928)          .01
                                        --------      --------        --------      --------

Outstanding, ending                          200      $                  7,800           .16
                                        ========      ========        ========      ========

Options exercisable at year end              200      $    .20           7,800      $    .16
                                        ========      ========        ========      ========

Weighted average fair value of
   options granted during the year                    $    .20                      $    .17
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

12. Subsequent Event:

In August 2002, the Board of Directors authorized the issuance of 4,000,000 and 6,000,000 share of its common stock to its wholly and partially owned subsidiaries, Neurotech Shanghai and Empire Management Co, Ltd., respectively, to provide for the capitalization for those entities.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has changed its auditing firm to Sherb & Co., LLP, New York, New York and has had no disagreements with its present or prior accounting firm as to the presentation or content of financial disclosure. Notice of change of auditors has been filed on January 7, 2003 on Form 8-K and reference is made to such filing, the contents of which are incorporated herein by reference for the reasons for the change in auditors and any related Exhibits.

Holtz Rubinstein & Co., LLP ("Holtz") withdrew as independent auditors for the Company on November 22, 2002. Disagreements exist between management and Holtz and is being communicated and discussed with the Securities and Exchange Commission.
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

ITEM 10 EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE
                   Annual compensation Long term compensation
                                                                                      AWARDS
                                                                                           Securities
                                                                           Restricted      underlying        Other
                                              Salary   Bonus     Total     stock award   options / SARs   Compensation
Name and principal position        Year        ($)      ($)       ($)          ($)             (#)
Bernard Artz , Chairman            2000        $-0-     -0-       -0-          -0-          950,000         $525,000
                                   2001        $-0-     -0-       -0-          -0-        1,500,000         $300,000

Lawrence Artz, Vice President      2000        $-0-     -0-       -0-          -0-          950,000         $413,034
                                   2001        $-0-     -0-       -0-          -0-        1,500,000         $300,000

Jack Fishman                       2000        $-0-     -0-       -0-          -0-             -0-           $10,500
                                   2001        $-0-     -0-       -0-          -0-             -0-           $20,000

                                              Value of                 FY 2002
                                   Accrued    Options                  Options
                                   Salary     Granted     Total        Issued       Percent
                                   -------    -------     -------     ---------     -------
Bernard Artz, Chairman, CEO        400,000     90,000     490,000     1,500,000      26.3%
Lawrence Artz, V.P., Director      400,000     90,000     490,000     1,500,000      26.3%
Jack Fishman, Director                   -          -           -             -       0.0%
                                   -------    -------     -------     ---------     -------
                                   800,000    180,000     980,000     3,000,000      52.6%
                                   -------    -------     -------     ---------     -------
                                                          Other       2,700,000      47.4%
                                                          Total       5,700,000     100.0%

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

The Company's related party transactions consist primarily of advances from and repayments to related individuals and entities owned by common shareholders. The amounts due these related parties are separately stated on the accompanying consolidated balance sheet as accounts payable-related parties. Included in administrative expenses for the years ended June 30, 2002 and 2001 are $-0- and $18,000 of office rent to a related company. Included in interest expense for the year ended June 30, 2001 is $17,252 of interest on accounts payable to related parties

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed January 7, 2003 to indicate change of Independent Accountants under Item 4.

ITEM 14. CONTROLS AND PROCEDURES

Our management, which includes our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934) as of a date ("the Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

By:  /s/ Bernard Artz
------------------------------------------------------
     Bernard Artz, Chairman, Chief Executive Officer &
     Chief Financial Officer

Date: January 31, 2003


By:  /s/ Lawrence M. Artz
-------------------------------------
     Lawrence M. Artz, Vice President


Date: January 31, 2003

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


Date: January 31, 2003                  /s/ Bernard Artz
                                        -----------------
                                        Bernard Artz, Chairman, Chief Executive
                                        Officer & Chief Financial Officer