Form 10QSB
period 2002-09-30
NEUROTECH DEVELOPMENT CORP
filed 2003-02-11
CIK 758953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (Fee Required)

             For the quarterly period year ended September 30, 2002

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

168,139,680 shares of issuer's common stock were outstanding at January 31, 2003.

Transitional Small Business Disclosure Format (Check One): Yes    No  X
                                                              ---    ---

                             TABLE OF CONTENTS

                          ITEM NUMBER AND CAPTION

PART I                                                                PAGE
                                                                     -------
  ITEM 1.   FINANCIAL STATEMENTS                                      2 - 6
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS            7 - 11
  ITEM 3.   CONTROLS AND PROCEDURES                                    12

PART II

  ITEM 1.   LEGAL PROCEEDINGS                                          12
  ITEM 2.   CHANGES IN SECURITIES                                      12
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        12
  ITEM 5.   OTHER INFORMATION                                          12
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           12

Signature                                                              13

Certification                                                          14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                        NEUROTECH DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                     ASSETS



CASH                                                         $            3,001
                                                               -----------------
                                                             $            3,001
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                            $          822,189
 Accrued expenses                                                       346,267
 Accrued salaries officers                                            1,793,750
 Accounts payable - related parties                                     749,893
 Net liabilities of discontinued operations                           1,359,195
                                                               -----------------
         TOTAL CURRENT LIABILITIES                                    5,071,294

STOCKHOLDERS' DEFICIT:
 Common stock - Class A; par value $0.01 per share
  authorized 180,000,000 shares; issued 150,620,734                   1,506,207
 Common stock - Class B; par value $0.01 per share
  authorized 18,000,000 shares; issued 11,518,946                       115,189
 Preferred stock; par value $0.01 per share
  authorized 2,000,000 shares issued and outstanding -0-                   -
 Additional paid-in capital                                          36,227,366
 Accumulated deficit                                                (39,417,732)
                                                               -----------------
                                                                     (1,568,970)

 Accounts receivable from exercise of stock options                  (1,765,000)
 Note receivable from sale of common stock                             (156,060)
 Deferred compensation                                                 (544,230)
 Treasury stock - Class A; 4,090,909 shares, at cost                   (943,666)
 Treasury stock - Class B; 9,091 shares, at cost                        (90,367)
                                                               -----------------
         TOTAL STOCKHOLDERS' DEFICIT                                 (5,068,293)
                                                               -----------------
                                                             $            3,001
                                                               =================




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        NEUROTECH DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                Three Months Ended September 30,
                                                                        -------------------------------------------------
                                                                                   2002                     2001
                                                                        -----------------------     ---------------------

Revenue                                                             $                -            $            -
                                                                        -----------------------     ---------------------

Operating expenses:
 Salaries and benefits                                                            368,750                   692,611
 Consulting services                                                            1,367,064                    26,442
 Professional fees                                                                 44,005                   140,944
 Travel                                                                            34,476                    54,559
 Administrative                                                                    72,786                    48,422
                                                                        -----------------------     ---------------------
  Total operating expenses                                                      1,887,081                   962,978
                                                                        -----------------------     ---------------------
Loss before other income                                                       (1,887,081)                 (962,978)

Other income - gain on extinguishment of debt                                      86,397                      -
                                                                        -----------------------     ---------------------

Net loss                                                            $          (1,800,684)       $         (962,978)
                                                                        =======================     =====================

Basic and diluted loss per share                                    $               (0.01)       $           (0.01)
                                                                        =======================     =====================

Weighted average number of common
 Shares outstanding                                                           158,139,680                66,339,869
                                                                        =======================     =====================





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        NEUROTECH DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended September 30,
                                                                              ---------------------------------------------
                                                                                     2002                     2001
                                                                              --------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $              (1,800,684)  $             (962,978)
                                                                              --------------------    ---------------------
 Adjustments to reconcile net loss
  to net cash provided by operating activities:

  Amortization of deferred consulting fees                                              1,367,064                   26,442
  Stock issued for services                                                               160,000                1,027,472

 Changes in assets and liabilities:
  Accounts payable and accrued expenses                                                  (149,346)                 (64,720)
  Accrued salaries officers                                                               368,750                     -
  Accounts payable related party                                                           56,469                  (26,216)
                                                                              --------------------    ---------------------
              TOTAL ADJUSTMENTS                                                         1,802,937                  962,978
                                                                              --------------------    ---------------------

NET CASH  PROVIDED BY OPERATING ACTIVITIES                                                  2,253                        -
                                                                              --------------------    ---------------------

NET INCREASE IN CASH                                                                        2,253                        -

CASH, BEGINNING OF PERIOD                                                                     748                        -
                                                                              --------------------    ---------------------

CASH, END OF PERIOD                                                         $               3,001   $                    -
                                                                              ====================    =====================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        NEUROTECH DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

NOTE 2. ORGANIZATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a stockholders' deficit of ($5,068,293) and working capital deficit of ($5,068,293) at September 30, 2002. In addition, the Company's only asset is cash of $3,001. Effective October 17, 1998, the Company discontinued all of its previous operations. The Company's subsidiary, Global Health Enterprises, Inc. ("Global"), has defaulted on its obligations and Global's secured creditors have taken substantially all of Global's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 5. STOCK OPTIONS

A reconciliation of stock options outstanding as of September 30, 2002 is as follows:

                                                               Shares
                                                                (000)
                                                               ------
         Outstanding, July 1, 2002                                200
              Granted                                               -
              Exercised                                             -
              Forfeited                                             -
                                                               ------

         Outstanding, September 30, 2002                          200
                                                               ======


NOTE 6.   STOCKHOLDERS' EQUITY

In July 2002, the Company issued 2,000,000 shares of common stock for services rendered. All issuances of common stock were valued at the market price.

In August 2002, the Company issued 4,000,000 shares of common stock to its wholly owned subsidiary Neurotech Shanghai. The Company also invested 6,000,000 shares of common stock in Empire Management Ltd. However, these shares have not yet been accepted by Empire Management Ltd. due to their value being less than the minimum required share of registered capital for the Company.

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

Results of Operations And Plan of Operation

Liquidity and Capital Resources

At September 30, 2002 the company had $3,001 cash on hand. The company has incurred significant losses since inception resulting in a cumulative stockholders' deficit and a working capital deficit of $5,608,293 at September 30, 2002.

Result of Operations

The Company had no revenues in this quarter. The Company had losses for the three months ended September 30, 2002 and 2001 of $1,800,684 and $962,978, respectively. The losses resulted primarily from expenses incurred in the design and development of a rapid deployment healthcare system.

Management continues to expend significant time and effort in implementing and exploring future lines of business. Because of lack of revenues, stock of the Company has been utilized where possible and practical as payment for expenses of the Company. These large amounts of stock issuances have resulted in recognized expenses.

While the Company has produced some significant revenue from continuing operations since fiscal 2002, the Company has elected to allow its contracts to be cancelled to satisfy the requirements of the previous auditor, Holtz Rubinstein, who has since withdrawn from the account. The Company is making every effort to restore the contract but cannot make any guaranty that it will be successful. Additionally the Company's Hong Kong joint venture Empire Management Ltd. is in danger of being terminated due to the delisting of the Company in November 2002, due to the failure of the auditor to issue an opinion. The Company had invested 6,000,000 shares of the Company's A common shares as an investment. The certificates of common stock are still held by the Company due to its value being less than the minimum required share of the registered capital for the Company. The Company believes it has moved forward in forming strategic relationships, developing services, and marketing the Company's proprietary healthcare system. The Company's healthcare system is intended to be a turnkey rapid deployment healthcare system for the third world using, in most cases, prefabricated building systems purchased in the United States and proprietary operational and training programs. "Turnkey rapid development healthcare system" means a complete healthcare system, including construction, operational links, software, insurance and education. Management hopes that it will develop positive cash flow in 2003, but there can be no assurance that it will do so, and, in fact, management has previously miscalculated how long it will take to develop positive cash flow. All of the Company's planned projects are major capital undertakings and require numerous approvals at many levels of government, most of which are foreign governmental entities or agencies. The Company currently believes that it should be able to meet all of its clients' material requirements, assuming its clients can arrange financing and satisfy the other provisions of the arrangements with the Company, such as obtaining all necessary government approvals. The Company has changed its methods of operations in China, and has put each contract forward for "Bid" by local construction companies. The Company requires completion bonds as a component of the Bid. The Company will act as contract administrator for which it will earn a 10% administrative fee on the construction, but will act as a regular vendor for the medical equipment, operational systems, EDP, personnel training and medical disposables and primary pharmaceutical inventory.

The Company's litigation with DVI has been ordered to mediation by the courts, no settlement has been reached, but the company anticipates the findings of such mediation should be equitable for both parties. Such a settlement may take place over a 3 year period and may require the issuance of stock or warrants.

The Company continues to aggressively market its proprietary healthcare system in China, Indonesia, and other parts of Asia. The Company has added additional representatives in China, as well as additional staff in China and has created a series of new strategic vendor relationships to replace CCS it's previous joint venture partner.

The Company believes that many cities in Asia, Eastern Europe, South America, Africa, Central America and other parts of the world are potential markets for the Company's system. The Company has created new strategic relationships to expand its markets in Eastern Europe, the Philippines and India. The Company believes that licensed physicians in many countries would find the services offered by the Company's subsidiary, Doctors4Doctors.com, Inc., to be beneficial. See "Doctors4Doctors Activities" below. The Company has expanded the professional management and services of Doctors4Doctors.

                          Financial Advisory Agreement

The Company has now completed the terms of all of its financial advisory agreements. The Company intends to continue its relationship with RobScott Trading Inc. as previously reported, February 2002, and intends to work with RobScott in the areas of merger and acquisition.

On December 5, 2000, the Company entered into a two-year financial advisory agreement with Security Capital Trading, Inc. ("Security Capital"). Under the terms of the agreement, Security Capital provided consulting advice as an investment banker to the Company. The agreement contemplates that Security Capital will independently review financial and similar matters relating to Neurotech's business, which includes its overseas contracts in China and Indonesia, its planned acquisitions, financial instruments, current investments, and management. Pursuant to its review and findings, Security Capital has prepared a report for the Neurotech Board of Directors, as well as assisted Neurotech in preparing a strategic plan addressing its financing, management and acquisition program needs. The Company has issued 1,025,641 shares of the Company's common stock to Security Capital for its services. In addition, the Company has issued 102,564 shares of the Company's common stock to a third party in consideration for its services. This contract expires in December 2002 and will not be renewed.

        Letters of Understanding for Construction in China and Indonesia

Neurotech has letters of understanding with Indonesian and Chinese companies or authorities to implement its health care system and provide documentation and financing. In Indonesia, the Company has executed two such letters of understanding with Techni-Lube Singapore PTE, Ltd. for three tertiary hospitals in Jakarta and one in Bandung. In China, Neurotech has letters of understanding with the Hongyan Economic Industry & Trade Co., Ltd., the Xian Municipal Government, the Zhen Jiang Province Riyueming Economic and Trade Co., Ltd., the People's Government of Jiading, Shanghai, The People's No.4 People's Hospital in Tai-Zing City, Ren'ai Tumours Therapeutic Centre, the Jiangsu Development Authority, the Shanghai Dadian Biological Technology Development Co., Ltd., and the Zhongshan Hospital affiliated to Medical Center of Fudan University for various types of facilities and services. Bank guarantees provided from an Indonesian customer described above have expired and have been rescheduled to mature in December, 2002. There is no assurance that these instruments will be honored at maturity for various reasons, including the current political and economic crisis in Indonesia. There can be no assurance that any of these projects will prove to be feasible or, if so, that they will be completed. All of the above mentioned contracts in China have been put out for bid in accordance with the Company's new operating plan for China. The Company has begun construction on one of its oldest contracts, Shanghai Dadian Biological Technology Development Co., and 3,000 bed nursing home facility. This contract has been cancelled and the Company is seeking to have it reinstated, but makes no representations as to that reinstatement.

The Company had planned to begin construction of the hospitals in Indonesia and China in March 2000, June 2000, and June 2001. However, estimated construction start dates have been revised to mid-2003 because of delays associated with implementing payment facilities acceptable to the Company. The Company anticipates that it will be paid in advance for each phase of the construction work, and that it will not have to raise any additional funds to support these projects beyond amounts received for the projects. However, the Company cannot be certain that the funding will be obtained and, if so, when it will be obtained. 9

                           Doctors4Doctors Activities

The Company has named Dr. Fredrick Lane as President of Doctors4Doctors ("D4D"). Dr. Lane represents experienced management in physician services and continuing education. Dr. Lane is a former Dean of Students at Harvard University Medical School, and brings with him additional expertise and product concepts which are being integrated into the Doctors4Doctors medical services. Doctors4Doctors.net, Neurotech's physician services website for licensed physicians only, has opened its web site for registration and is piloting services in beta form at this time. Work has begun on Chinese language architecture for its website, and the Company is attempting to position itself with a strategic partner to act as a value added reseller. China, which has approximately 3 million licensed physicians, is seen as the largest new market for these services. China has numerous medical websites, many of which are operating profitably. D4D's telemedicine and continuing education are seen as the largest potential usage items in this marketplace. The Company plans to position all of its new healthcare facilities as institutional members of Doctors4Doctors, and is in the process of trying to create institutional membership software that potentially could be used by healthcare institutions around the world. Dr. Lane has worked diligently in the areas of "compliance services" for physicians to meet the new Federal Regulations. The Company hopes to introduce these services prior to mid year 2003.

                           China's Accession Into WTO

Management  believes that China's  accession  into the World Trade  Organization
(WTO) will increase the chances of governmental approval of Neurotech's projects and will encourage new sources of capital to enter the Chinese market.

                                 Hospital Ships

This project has been temporarily set aside pending reorganization of the financing parties. While it is expected the vendors shall be the same, the nature of deployment and ownership will change. The company is in the process of negotiating with additional potential users of these vessels. The cost benefit of producing these ships in China, with the deployment of Neurotech's operating system and training program, supported by Telemedicine and Doctors4Doctors services, make these ships viable for deployment in areas where healthcare is not available. Neurotech continues to negotiate with an international relief agency for the deployment of a series of these vessels in Africa, but there can be no assurance that such negotiations will be successful.

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

               Neurotech Development Corporation Changes Auditors

Neurotech Development Corporation formally entered into an agreement with BDO Shanghai Zhonghua on April 12, 2002, whereby BDO Shanghai is to act as the Company's auditors. The company filed a form 8K with the Securities and Exchange Commission at that time. BDO completed work for one quarter, and has been terminated.

Holtz Rubinstein replaced BDO as auditors as reported, but Holtz subsequently withdrew and were replaced by Sherb & Co. Sherb & Co. completed the audit for the period ended June 30, 2002.

      Construction Contract with Shanghai Dadian Biological Technology Co. Ltd. for the Construction of the Ren De Convalesent Hospital Cancelled

The Company consented to the cancellation of this $52,000,000 contract in order to allow the previous auditor to set forth a determination that no additional monies were due to the subcontractor, China Guangsha. The Company is working diligently to have this contract reinstated.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form10-KSB for the year ended June 30, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the company's operating results and financial condition.

EFFECT OF NEW ACCOUNTING STANDARDS

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued April 2002. This
Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraph 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effects of implementation are not material.

SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.

In  September  2002,  the FASB  issued  SFAS No.  147,  Acquisition  of  Certain
Financial Institutions. SFAS No. 147 changed the special accounting for unidentifiable intangible assets recognized under SFAS No. 72. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. The effects of implementation had no impact on the Company's consolidated financial statements.

ITEM 3.  CONTROLS AND PROCEDURES.

Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was made under the supervision and with the participation of the Company's management. Based on that evaluation, management concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company's litigation with DVI has been ordered to mediation by the Court. Such mediation is expected to be initiated in March 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In July 2002, the Company issued 2,000,000 shares of common stock for services rendered. All issuances of common stock were valued at the market price.

In August 2002, the Company issued 4,000,000 shares of common stock to its wholly owned subsidiary Neurotech Shanghai. The Company also invested 6,000,000 shares of common stock in Empire Management Ltd. However, these shares have not yet been accepted by Empire Management Ltd. due to their value being less than the minimum required share of registered capital for the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 99.1 Certification

Form 8-K was filed January 7, 2003 to indicate change of Independent Accountants under Item 4.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of February, 2003.

                       NEUROTECH DEVELOPMENT CORPORATION


             By:  /S/  Bernard Artz
                       ---------------------------
                       Bernard Artz, Chairman and
                       Chief Financial Officer

                                 CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Bernard Artz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Neurotech Development Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I (herein the "Certifying Officer") am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officer by others within the Company, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report the conclusions of the Certifying Officer about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

              a all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

                                   By:/s/ Bernard Artz
                                          ---------------------
                                          Bernard Artz
                                          Chairman and Chief Financial Officer