Form 10QSB
period 2002-12-31
NEUROTECH DEVELOPMENT CORP
filed 2003-02-12
CIK 758953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (Fee Required)

              For the quarterly period year ended December 31, 2002

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

                             TABLE OF CONTENTS

                          ITEM NUMBER AND CAPTION

PART I                                                                PAGE
                                                                     ------
  ITEM 1.   FINANCIAL STATEMENTS                                     2 -  7
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS           8 - 13
  ITEM 3.   CONTROLS AND PROCEDURES                                    13

PART II

  ITEM 1.   LEGAL PROCEEDINGS                                          14
  ITEM 2.   CHANGES IN SECURITIES                                      14
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            14
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        14
  ITEM 5.   OTHER INFORMATION                                          14
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           14

SIGNATURE                                                              15

CERTIIFICATION                                                         16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        NEUROTECH DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002
                                   (Unaudited)

                                     ASSETS



CASH                                                         $              633
                                                               -----------------
                                                             $              633
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                        $        1,233,719
     Accrued expenses                                                   346,267
     Accrued salaries officers                                        1,793,750
     Accounts payable - related parties                                 850,616
     Net liabilities of discontinued operations                       1,359,195
                                                               -----------------
         TOTAL CURRENT LIABILITIES                                    5,583,547

STOCKHOLDERS' DEFICIT:
     Common stock - Class A; par value $0.01 per share
         authorized 180,000,000 shares; issued 150,620,734            1,506,207
     Common stock - Class B; par value $0.01 per share
         authorized 18,000,000 shares; issued 11,518,946                115,189
     Preferred stock; par value $0.01 per share
         authorized 2,000,000 shares issued and outstanding -0-            -
     Additional paid-in capital                                      36,227,366
     Accumulated deficit                                            (40,224,887)
                                                               -----------------
                                                                     (2,376,125)

     Accounts receivable from exercise of stock options              (1,765,000)
     Note receivable from sale of common stock                         (158,475)
     Deferred compensation                                             (249,281)
     Treasury stock - Class A; 4,090,909 shares, at cost               (943,666)
     Treasury stock - Class B; 9,091 shares, at cost                    (90,367)
                                                               -----------------
                                                                     (5,582,914)
                                                               -----------------
                                                             $              633
                                                               =================




         The accompanying notes are an integral part of the consolidated financial statements.

                        NEUROTECH DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended December 31,       Six Months Ended December 31,
                                                    ----------------------------------   ----------------------------------
                                                           2002             2001               2002             2001
                                                    ----------------   ---------------   ---------------   ----------------

Revenue                                          $                - $               - $               - $                -
                                                    ----------------   ---------------   ---------------   ----------------

Operating expenses:
     Salaries and benefits                                  368,750           323,540           737,500          1,015,951
     Consulting services                                    294,949            26,442         1,662,013             52,884
     Professional fees                                       17,928            48,923            61,933            189,867
     Travel                                                  42,156            10,728            76,632             65,287
     Administrative                                          83,372            35,201           156,158             83,623
                                                    ----------------   ---------------   ---------------   ----------------
        Total operating expenses                            807,155           444,834         2,694,236          1,407,612

Loss before other income                                   (807,155)         (444,834)       (2,694,236)        (1,407,612)
                                                    ----------------   ---------------   ---------------   ----------------

Other income - gain on extinguishment of debt                     -                 -            86,397                  -
                                                    ----------------   ---------------   ---------------   ----------------

Net loss                                         $         (807,155)$        (444,834)$      (2,607,839)$       (1,407,612)
                                                    ================   ===============   ===============   ================

Basic and diluted loss per share                 $            (0.01) $          (0.00)$           (0.02)$            (0.01)
                                                    ================   ===============   ===============   ================

Weighted average number of common
     Shares outstanding                                 158,139,680       116,201,642       158,139,680        111,183,099
                                                    ================   ===============   ===============   ================




        The accompanying notes are an integral part of the consolidated financial statements.

                        NEUROTECH DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended December 31,
                                                                              ---------------------------------------------
                                                                                     2002                     2001
                                                                              --------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $          (2,607,839)  $           (1,407,612)
                                                                              --------------------    ---------------------
     Adjustments to reconcile net loss
      to net cash (used in) provided by operating activities:

         Amortization of deferred consulting fees                                       1,662,013                   52,884
         Stock issued for services                                                        160,000                1,025,057

     Changes in assets and liabilities:
         Accounts payable and accrued expenses                                            259,769                  305,706
         Accrued salaries officers                                                        368,750                        -
         Accounts payable related party                                                   157,192                   24,168
                                                                              --------------------    ---------------------
              TOTAL ADJUSTMENTS                                                         2,607,724                1,407,815
                                                                              --------------------    ---------------------

NET CASH  (USED IN) PROVIDED BY OPERATING ACTIVITIES                                         (115)                     203
                                                                              --------------------    ---------------------

NET (DECREASE) INCREASE IN CASH                                                              (115)                     203

CASH, BEGINNING OF PERIOD                                                                     748                        -
                                                                              --------------------    ---------------------

CASH, END OF PERIOD                                                         $                 633   $                  203
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

                        NEUROTECH DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2002 are not necessarily indicative of results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

NOTE 2. ORGANIZATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred significant losses since inception resulting in a stockholders' deficit of ($5,582,914) and working capital deficit of ($5,582,914) at December 31, 2002. In addition, the Company's only asset is cash of $633. Effective October 17, 1998, the Company discontinued all of its previous operations. The Company's subsidiary, Global Health Enterprises, Inc. ("Global"), has defaulted on its obligations and Global's secured creditors have taken substantially all of Global's assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, the continued existence of the Company is dependent upon its ability to meet its financing requirements and, ultimately, the success of its planned future operations. Management believes that actions presently being taken to acquire an existing business and to develop a new line of business constructing prefabricated hospitals in developing world countries provide the Company the opportunity to continue as a going concern. However, there can be no assurance that the planned acquisitions or new line of business will be successful.

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
                                                              ==========



NOTE 4. CONTINGENCIES

DVI Business Credit Corp., and DVI Financial Services, Inc. have filed claims against the Company for alleged breaches of guarantee agreements relating to two promissory notes made by Global and guaranteed by the Company. DVI Business Credit Corp. has also filed a motion for partial summary judgment on its claim relating to its loan against the accounts receivable of Global. The Court found that the promissory note is valid and enforceable. However, the amount owed is still in dispute. DVI has not provided to the Company an acceptable accounting for the collateral. The Company contends that the collateral

                        NEUROTECH DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4. CONTINGENCIES - continued

assumed by DVI was sufficient to satisfy the Company's obligation. However, should the Company be completely unsuccessful, the ultimate exposure could range up to approximately $516,760 plus attorney's fees. At this point, it is uncertain as to the ultimate resolution of this matter and it is uncertain as to the amount, if any, that will finally be recovered by the Plaintiffs. The Company believes that it has adequately accrued its future obligations and that the ultimate resolution of this matter will not have a material effect on its financial position.

NOTE 5. STOCK OPTIONS

A reconciliation of stock options outstanding as of December 31, 2002 is as follows:



                                                                Shares
                                                                (000)
                                                               ------
         Outstanding, July 1, 2002                                200
              Granted                                               -
              Exercised                                             -
              Forfeited                                           200
                                                               ------

         Outstanding, December 31, 2002                            -
                                                               ======


NOTE 6.   STOCKHOLDERS' EQUITY

In July 2002, the Company issued 2,000,000 shares of common stock for services rendered. All issuances of common stock were valued at the market price.

In August 2002, the Company issued 4,000,000 shares of common stock to its wholly owned subsidiary Neurotech Shanghai. These shares are reflected in the financial statements as treasury shares.

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

Results Of Operations And Plan Of Operation

Liquidity and Capital Resources

At December 31, 2002 the Company had $633 cash on hand. The Company has incurred significant losses since inception resulting in a cumulative stockholders' deficit and a working capital deficit of $5,582,914 at December 31, 2002 While the Company continues to develop its business ventures, the Company will likely continue in a deficit cash position but operating losses will decline. Result of Operations

The Company had no revenues for the six months ended December 31, 2002. The Company had losses for the six months ended December 31, 2002 and 2001 of $2,607,839 and $1,407,612, respectively. The losses resulted primarily from expenses incurred in the design and development of a rapid deployment healthcare system.

Management continues to expend significant time and effort in implementing and exploring future lines of business. Because of lack of revenues, stock of the Company has been utilized where possible and practical as payment for expenses of the Company. These large amounts of stock issuances have resulted in recognized expenses.

While the Company has produced some significant revenue from continuing operations in fiscal 2002, the Company has elected to allow its contracts to be cancelled to satisfy the requirements of the previous auditor, Holtz Rubinstein, who has since withdrawn from the account. The Company is making every effort to restore the contract but cannot make any guaranty that it will be successful. Additionally, the Company's Hong Kong joint venture Empire Management Ltd. is in danger of being terminated due to the delisting of the Company in November 2002. The Company had invested 6,000,000 shares of the Company's A common shares as an investment. The certificates of common stock are still held by the Company due to its value being less than the minimum required share of the registered capital for the Company. The Company believes it has moved forward in forming strategic relationships, developing services, and marketing the Company's proprietary healthcare system. The Company's healthcare system is intended to be a turnkey rapid deployment healthcare system for the third world using, in most cases, prefabricated building systems purchased in the United States and proprietary operational and training programs. "Turnkey rapid development healthcare system" means a complete healthcare system, including construction, operational links, software, insurance and education. Management hopes that it will develop positive cash flow in 2003, but there can be no assurance that it will do so, and, in fact, management has previously miscalculated how long it will take to develop positive cash flow. All of the Company's planned projects are major capital undertakings and require numerous approvals at many levels of government, most of which are foreign governmental entities or agencies. The Company currently believes that it should be able to meet all of its clients' material requirements, assuming its clients can arrange financing and satisfy the other provisions of the arrangements with the Company, such as obtaining all necessary government approvals. The Company has changed its methods of operations in China, and has put each contract forward for "Bid" by local construction companies. The Company requires completion bonds as a component of the Bid. The Company will act as contract administrator for which it will earn a 10% administrative fee on the construction, but will act as a regular vendor for the medical equipment, operational systems, EDP, personnel training and medical disposables and primary pharmaceutical inventory.

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

The Company believes that licensed physicians in many countries would find the services offered by the Company's subsidiary, Doctors4Doctors.com, Inc., to be beneficial. See "Doctors4Doctors Activities" below. The Company has expanded the professional management and services of Doctors4Doctors below.

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

The Company began construction on one of its oldest contracts, Shanghai Dadian Biological Technology Development Co., a 3,000 bed nursing home facility. This contract has been cancelled and the Company is seeking to have it reinstated, but makes no representations as to that reinstatement.

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

                           Doctors4Doctors Activities

The Company has named Dr. Fredrick Lane as President of Doctors4Doctors. ("D4D") Dr. Lane represents experienced management in physician services and continuing education. Dr. Lane is a former Dean of Students at Harvard University Medical School, and brings with him additional expertise and product concepts which are being integrated into the Doctors4Doctors medical services. Doctors4Doctors.net, Neurotech's physician services website for licensed physicians only, has opened its web site for registration and is piloting services in beta form at this time. Work has begun on Chinese language architecture for its website, and the Company is attempting to position itself with a strategic partner to act as a value added reseller. China, which has approximately 3 million licensed physicians, is seen as the largest new market for these services. China has numerous medical websites, many of which are operating profitably. D4D's telemedicine and continuing education are seen as the largest potential usage items in this marketplace. The Company plans to position all of its new healthcare facilities as institutional members of Doctors4Doctors, and is in the process of trying to create institutional membership software that potentially could be used by healthcare institutions around the world. Dr. Lane has worked diligently in the areas of "compliance services" for physicians to meet the new Federal Regulations. The Company hopes to introduce these services prior to mid year 2003.

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

Holtz Rubinstein replaced BDO as auditors as reported, but Holtz subsequently withdrew and were replaced by Sherb & Co., LLP. Sherb & Co., LLP completed the audit for the fiscal year ended June 30, 2002.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's Annual
Report on Form10-KSB for the fiscal year ended June 30, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 Certification

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of February, 2003.

                        NEUROTECH DEVELOPMENT CORPORATION


              By:  /S/  Bernard Artz
                        ------------------------------
                        Bernard Artz, Chairman and
                        Chief Financial Officer

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

Date: February 12, 2003

                                   By:/s/ Bernard Artz
                                          ---------------------
                                          Bernard Artz
                                          Chairman and Chief Financial Officer